Form 10-Q
period 1996-03-31
ASTROTECH INTERNATIONAL CORP /NEW
filed 1996-05-10
CIK 835759

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                    -------

                                   FORM 10-Q
Mark One
   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended March 31, 1996
                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                 to
                               ---------------    ----------------

Commission File Number 1-10011

                      ASTROTECH INTERNATIONAL CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     25-1570579
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

               960 Penn Avenue, Suite 800, Pittsburgh, PA  15222
               -------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code (412) 391-1896
                                                          --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X        No
                                  ---          ---

        As of April 30, 1996, there were 9,840,206 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                                                                    Pages
                                                                    -----
Condensed Consolidated Balance Sheet at
        March 31, 1996 and September 30, 1995....................   1 - 2

Condensed Consolidated Income Statement for the
        Three Months Ended March 31, 1996 and March 31, 1995.....       3

Condensed Consolidated Income Statement for the
        Six Months Ended March 31, 1996 and March 31, 1995.......       4

Condensed Consolidated Statement of Cash Flows for the
        Six Months Ended March 31, 1996 and March 31, 1995.......       5

Condensed Consolidated Statement of Stockholders' Equity for the
        Six Months Ended March 31, 1996..........................       6

Notes to Condensed Consolidated Financial Statements.............  7 - 10


ITEM 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition....................... 11 - 13


PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings........................................      14

ITEM 6. Exhibits and Reports on Form 8-K.........................      14

Signatures.......................................................      15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands, Except Share Data)
                                                             March 31,      September 30,
                                                               1996              1995
                                                             ---------      -------------
ASSETS                                                      (Unaudited)           *
CURRENT ASSETS
 Cash and cash equivalents                                    $   658          $     0
 Trade accounts receivable                                     22,029           19,821
 Inventories  (Note 3)                                          5,174            4,225
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                          4,665            4,348
 Deferred income taxes                                          2,028            2,143
 Prepaid expenses and other current assets                      1,409              887
                                                              -------          -------
     TOTAL CURRENT ASSETS                                      35,963           31,424

PROPERTY, PLANT AND EQUIPMENT
 Land                                                           2,904            2,134
 Buildings                                                      6,055            4,066
 Furniture and office equipment                                 2,174            1,546
 Machinery and equipment                                       15,522           13,034
 Tanks and trucks held for lease                                6,148            4,980
                                                              -------          -------
                                                               32,803           25,760

 Less accumulated depreciation and amortization                 8,781            7,658
                                                              -------          -------
                                                               24,022           18,102
OTHER ASSETS
 Costs in excess of net assets acquired, net of accumulated
  amortization of $4,037 at March 31, 1996 and $3,740 at
  September 30, 1995                                           16,220           15,689
 Other assets                                                   1,554            1,336
                                                              -------          -------
     TOTAL ASSETS                                             $77,759          $66,551
                                                              =======          =======

* Summarized from audited balance sheet included in the Company's 1995 Annual Report on Form 10-K.

See Notes to Condensed Consolidated Financial Statements.

                                                              March 31,        September 30,
                                                                1996               1995
                                                             -----------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                         (Unaudited)            *
CURRENT LIABILITIES
 Checks not yet presented for payment, net                    $      0           $    443
 Accounts payable                                                5,291              6,630
 Note payable                                                        0                 19
 Accrued compensation and benefits                               2,784              2,811
 Accrued expenses and other current liabilities                  7,361              6,099
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                              6,663              2,743
 Current portion of long-term debt to related parties              166                160
 Current portion of long-term debt (Note 4)                      3,236              2,236
                                                              --------           --------
     TOTAL CURRENT LIABILITIES                                  25,501             21,141

LONG-TERM DEBT TO RELATED PARTIES                                  180                265

LONG-TERM DEBT (Note 4)                                         14,549              9,821

DEFERRED INCOME TAXES                                            2,942              2,006

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common Stock, $.01 par value, authorized
  20,000,000 shares; issued and outstanding
  9,839,206 at March 31, 1996 and
  9,929,315 shares at September 30, 1995 (Note 5)                   98                 99
 Additional capital                                             59,717             60,009
 Retained earnings (deficit)                                   (25,228)           (26,790)
                                                              --------           --------
                                                                34,587             33,318
                                                              --------           --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 77,759           $ 66,551
                                                              ========           ========

* Summarized from audited balance sheet included in the Company's 1995 Annual Report on Form 10-K.

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

(Dollars in Thousands, Except Share Data)
                                                                  Three Months     Three Months
                                                                     Ended            Ended
                                                                   March 31,        March 31,
                                                                     1996             1995
                                                                  -----------      -----------
                                                                  (Unaudited)      (Unaudited)
Net sales and revenues                                              $24,019         $22,832

Cost of services and products sold                                   17,351          16,378
Depreciation and amortization expense                                   866             785
Selling, general and administrative expenses                          4,431           4,487
                                                                    -------         -------
     OPERATING PROFIT                                                 1,371           1,182

Interest and other income                                                34              24
Interest expense                                                       (271)           (363)
                                                                    -------         -------
     INCOME BEFORE INCOME TAXES                                       1,134             843

Income tax expense:
 Current                                                                (89)            (67)
 Deferred                                                              (349)           (301)
                                                                    -------         -------
                                                                       (438)           (368)
                                                                    -------         -------
     NET INCOME                                                     $   696         $   475
                                                                    =======         =======

Earnings per common and dilutive common equivalent share (Note 7):
 Net income                                                         $  0.07         $  0.05
 Weighted average shares outstanding                             10,014,059       9,821,472

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

(Dollars in Thousands, Except Share Data)
                                                                     Six Months      Six Months
                                                                       Ended           Ended
                                                                     March 31,       March 31,
                                                                        1996            1995
                                                                    -----------     -----------
                                                                    (Unaudited)     (Unaudited)
Net sales and revenues                                                $49,929         $47,703

Cost of services and products sold                                     36,446          34,660
Depreciation and amortization expense                                   1,738           1,598
Selling, general and administrative expenses                            8,700           9,008
                                                                      -------         -------
     OPERATING PROFIT                                                   3,045           2,437

Interest and other income (Note 6)                                         61             356
Interest expense                                                         (538)           (784)
                                                                      -------         -------
     INCOME BEFORE INCOME TAXES                                         2,568           2,009

Income tax expense:
 Current                                                                 (222)           (183)
 Deferred                                                                (784)           (692)
                                                                      -------         -------
                                                                       (1,006)           (875)
                                                                      -------         -------
     NET INCOME                                                       $ 1,562         $ 1,134
                                                                      =======         =======

Earnings per common and dilutive common equivalent share (Note 7):
 Net income                                                           $  0.16         $  0.12
 Weighted average shares outstanding                               10,027,689       9,814,907

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)
                                                                     Six Months       Six Months
                                                                        Ended            Ended
                                                                      March 31,        March 31,
                                                                        1996             1995
                                                                    -----------      -----------
                                                                    (Unaudited)      (Unaudited)
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $  4,221         $  5,574
                                                                      --------         --------
Cash flows from investing activites:
 Capital expenditures                                                   (3,342)          (1,597)
 Contingent purchase consideration paid                                   (544)               0
 Cash paid for acquisition of subsidiary, net of cash acquired          (2,836)               0
 Proceeds from notes receivable from employee                              613                0
 Cash paid for license agreement                                             0             (265)
 Cash received from sale of land, buildings and equipment                   72              157
                                                                      --------         --------
     NET CASH USED IN INVESTING ACTIVITIES                              (6,037)          (1,705)
                                                                      --------         --------
Cash flows from financing activities:
 Proceeds under revolving lines of credit and other notes payable       24,560            9,629
 Proceeds from long-term debt                                            5,000              400
 Repayments under revolving lines of credit and other notes payable    (23,733)         (12,274)
 Repayments of long-term debt                                           (2,617)          (1,384)
 Checks not yet presented for payment, net                                (443)               0
 Cash paid for stock repurchase (Note 5)                                  (293)               0
 Other                                                                       0                7
                                                                      --------         --------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                              2,474           (3,622)
                                                                      --------         --------
Increase in cash and cash equivalents                                 $    658         $    247
                                                                      ========         ========
Supplemental cash flow disclosures of
  noncash investing and financing activities:
   Note receivable received for sales of land and buildings           $      0         $    497
   Long-term debt and notes payable refinanced                        $      0         $ 13,111

Details of the Graver Tank & Mfg. Co., Inc. acquisition follow:
   Fair value of assets acquired                                      $ 12,773         $      0
   Fair value of liabilities assumed                                  $  9,873         $      0
                                                                      --------         --------
     Net Assets Acquired                                              $  2,900         $      0
                                                                      ========         ========


See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the six months ended March 31, 1996

(Dollars in Thousands)

(Unaudited)
                                                                       Retained
                                         Common      Additional        Earnings
                                          Stock        Capital        (Deficit)
                                         ------      ----------       ---------
BALANCE AT SEPTEMBER 30, 1995              $99         $60,009        $(26,790)

Net income                                                               1,562
Repurchase of 90,109 shares (Note 5)        (1)           (292)
                                           ---         -------        --------
BALANCE AT MARCH 31, 1996                  $98         $59,717        $(25,228)
                                           ===         =======        ========

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three- and six-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

The condensed consolidated financial statements include the accounts of Astrotech International Corporation and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the 1995 financial statements have been reclassified to conform to the current year presentation.

2.  ACQUISITION OF GRAVER TANK & MFG. CO., INC.

On March 28, 1996, the Company acquired Graver Holding Company and its wholly-owned subsidiary, Graver Tank & Mfg. Co., Inc. (collectively "Graver"). Graver designs, manufactures and erects storage tanks and pressure vessels for the petroleum and process industries. Graver also provides nickel-clad installations for the air pollution industry, providing fabrication and erection of scrubbers, chimneys, and stack liners. The base purchase price recorded by the Company of $2,900,000 consisted of $2,750,000 in cash and $150,000 of acquisition-related expenses. The seller is entitled to receive additional cash proceeds of up to $1,250,000 pursuant to the terms of an earn-out arrangement based on future profits (as defined) of Graver during each of the three fiscal years ending September 30, 1998. In addition, the Company repaid Graver's existing bank obligations totaling $2,420,000. A portion of the cash consideration paid for Graver was provided through a credit facility with Bank One, Texas, N.A. See Note 4.

The acquisition has been accounted for using the purchase method of accounting. The results of operations of Graver commencing March 29, 1996 are included in the condensed consolidated financial statements. Costs of the acquisition in excess of net assets of the business acquired of approximately $870,000 are being amortized over forty years using the straight-line method.

The following unaudited pro forma information shows the results of operations of the Company and Graver for the six months ended March 31, 1996 and 1995, assuming the companies had combined as of October 1, 1994.


                                         1996            1995
                                         ----            ----
        Revenues                      $60,509,000     $68,586,000
        Net income                    $ 1,018,000     $   990,000
        Net income per share          $       .10     $       .10

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the companies had been combined during the periods presented and is not intended to be a projection of future results.

3.  INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                                 March 31,    September 30,
                                                   1996           1995
                                                   ----           ----
        Raw materials and components parts      $3,886,000     $3,283,000
        Work in process                            590,000        306,000
        Finished goods                             698,000        636,000
                                                ----------     ----------
                                                $5,174,000     $4,225,000
                                                ==========     ==========

4.  LONG-TERM DEBT

On February 28, 1995, the Company executed the Credit Facility with Bank One, which consolidated then existing term indebtedness previously incurred at the Company subsidiary levels and provided financing to be used for working capital support, capital expenditures, possible acquisitions and other general corporate purposes. On March 28, 1996, the Company executed the First Amendment to the Credit Facility.

The First Amendment to the Credit Facility amended the Credit Facility to:

        (i) Provide for a $3,000,000 acquisition loan used to purchase all of the stock and assets of Graver Holding Company and its wholly-owned subsidiary, Graver Tank & Mfg. Co., Inc.;

        (ii) Provide for a $2,000,000 advance/term facility to finance capital expenditures for fiscal 1996 ("1996 Advancing term loan");

        (iii) Provide for an increase in the Revolving Credit Facility to $14,000,000 to be used for working capital support and other general corporate purposes; and

        (iv)    Amend certain other terms and provisions of the Credit
Facility.

In addition, during the first six months of fiscal 1996, the Company borrowed $2,000,000 which was previously available under its 1995 capital expenditures advancing term loan.

All obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company and the pledge by the Company of the Common Stock of each of its direct subsidiaries. The obligations of the Company are guaranteed by each direct and indirect subsidiary. The Credit Facility contains certain covenants which provide for, among other things, maintenance of various financial ratios. At March 31, 1996, the Company was in compliance with all such covenants.

Long-term debt at March 31, 1996 and September 30, 1995 consisted of the following:

                                          March 31,       September 30,
                                            1996              1995
                                        -----------       -----------
        Term Loan                       $ 9,800,000       $10,900,000
        Revolving line of credit          2,895,000         1,050,000
        1995 Advancing term loan          2,000,000                 -
        Acquisition loan                  3,000,000                 -
        Other                                90,000           107,000
                                        -----------       -----------
                                         17,785,000        12,057,000

        Less current portion              3,236,000         2,236,000
                                        -----------       -----------
                                        $14,549,000       $ 9,821,000
                                        ===========       ===========

Required principal payments on long-term debt to related parties and long-term debt outstanding at March 31, 1996 for the remainder of fiscal 1996 and the next five fiscal years are as follows:

        1996              $1,700,000
        1997              $3,409,000
        1998              $6,222,000
        1999              $3,200,000
        2000              $2,850,000
        2001              $  750,000

5.  COMMON STOCK

During November 1995, the Company completed a program to repurchase small shareholders' common stock at no cost to the shareholder. Through this program the Company repurchased and retired 90,109 shares of stock at an aggregate purchase price of $293,000.

6.  OTHER INCOME

During the quarter ended December 31, 1994, the Company sold land and buildings which resulted in a gain of $312,000.

7.  EARNINGS PER COMMON SHARE

Earnings per share are computed by dividing the respective income statement caption by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

8.  CONTINGENCIES

A.  Litigation
- - --------------

On March 19, 1996, the Company's HMT Inc. subsidiary was served with a Complaint filed in Superior Court of California, County of Contra Costa. This matter arises out of a tank fire which occurred in June of 1995, at a refinery in northern California, where Company employees were replacing seals on an aboveground storage tank. The Complaint, filed by Valerie Vega-Wright, seeks to certify a class of persons affected by the fire under theories of negligence, nuisance, battery, trespass and strict liability. The Complaint seeks damages for, among other things, personal injuries and loss of property value, and is
requesting unspecified compensatory and punitive damages.   The Company has
removed this litigation to the U.S. District Court for the Northern District of California. Although this matter is in its initial stages and investigative activities are continuing, the cause of the fire has not been determined. The Company has insurance coverages and both the Company and its insurance carrier are assessing the claims and related policy coverages. While the ultimate outcome cannot now be determined because of the uncertainties which exist, the Company intends to vigorously defend this litigation. The Company is a party to certain other legal proceedings occurring in the ordinary course of business. Based upon information presently available to it, the Company does not believe that the final outcome of any of these matters will have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

B.  Insurance
- - -------------

The Company's insurance program for workers' compensation, general liability and group medical is partially self-insured. Estimated costs of claims outstanding of $4,688,000 at March 31, 1996 under these self-insurance agreements are included in accrued liabilities in the accompanying consolidated balance sheet. The ultimate cost of claims outstanding could differ from management's current estimates. In connection with the Company's insurance programs, standby letters of credit have been issued by the Company in the aggregate amount of $4,873,000 to cover reimbursement obligations for self-insurance claims to be paid by the Company's insurers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

On March 28, 1996, the Company acquired Graver Holding Company and its wholly-owned subsidiary, Graver Tank & Mfg. Co., Inc. The results of operations of Graver commencing March 29, 1996 are included in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Historically, the Company's second fiscal quarter results have tended to fluctuate, principally due to climate conditions affecting some of the Company's operations and the timing of maintenance budgets of some of the Company's customers. Consequently, the Company's second quarter ending March 31 typically includes lower revenues than the other three quarters.

The Company's revenues, resulting primarily from contracts related to repair and modification to aboveground storage tanks ("ASTs") and fabrication and erection of steel structures, are recognized on the percentage-of-completion method. The following table presents, as a percentage of net sales and revenues, certain selected financial data for the Company for the periods indicated:

                                               For the Three Months      For the Six Months
                                                  Ended March 31,           Ended March 31,
                                                  1996      1995            1996      1995
                                                  ----      ----            ----      ----
Net sales and revenues                           100.0%    100.0%          100.0%    100.0%
Cost of services and products sold                72.2      71.7            73.0      72.7
                                                 -----     -----           -----     -----
Gross profit                                      27.8      28.3            27.0      27.3

Depreciation and amortization expense              3.6       3.4             3.5       3.3
Selling, general and administrative expense       18.5      19.7            17.4      18.9
                                                 -----     -----           -----     -----
Operating profit                                   5.7       5.2             6.1       5.1

Other income                                        .1        .1              .1        .7
Interest expense                                   1.1       1.6             1.1       1.6
Income tax expense                                 1.8       1.6             2.0       1.8
                                                 -----     -----           -----     -----
Net income                                         2.9%      2.1%            3.1%      2.4%
                                                 =====     =====           =====     =====

The Company's net sales and revenues increased by $2,226,000 or 5% in the first six months of fiscal 1996 and increased by $1,187,000 or 5% in the second quarter of fiscal 1996 as compared to the same periods a year ago. The increase is primarily a result of an increase in demand for the Company's tank construction services.

The total amounts of contracts in backlog, as of March 31, 1996 and 1995, were approximately $50,094,000 and $28,777,000, respectively, including both the uncompleted portion of contracts in progress and contracts awarded but not yet started. The increase was principally attributable to the addition of Graver's backlog and an increase in orders for tank construction services. The majority of the backlog at March 31, 1996 is expected to be completed within a year.

Gross profit margin on net sales and revenues decreased from 27.3% in the first six months of fiscal 1995 to 27.0% in the first six months of fiscal 1996 and from 28.3% in the second quarter of fiscal 1995 to 27.8% in 1996. This was a net result of a change in the revenue mix of the business.

Selling, general and administrative expenses decreased $308,000 or 3% from the first six months of fiscal 1995 to fiscal 1996 due principally to the consolidation of certain operations and a reduction in certain employee compensation costs. Selling, general and administrative expenses, as a percentage of net sales and revenues, decreased from 18.9% in fiscal 1995 to 17.4% for the six-month period.

The Company had operating profit of $3,045,000 for the first six months of fiscal 1996 compared to $2,437,000 for the same period of 1995 and had operating profit of $1,371,000 for the second quarter of fiscal 1996 compared to $1,182,000 for the same period of 1995 as a result of the items discussed above.

Other income in the first six months of fiscal 1995 included a gain on the sale of land and buildings of $312,000. Interest expense decreased from $784,000 during the first six months of 1995 to $538,000 in the first six months of fiscal 1996 and from $363,000 during the second quarter of 1995 to $271,000 in the second quarter of 1996 primarily due to decreased interest rates and the flexibility in cash management allowed by the consolidation of the Company's debt in March 1995.

Current income tax expense consists of state and foreign income taxes. Deferred income taxes consist principally of federal income taxes. The Company's effective income tax rate decreased from 44% of income before income taxes in the first six months of fiscal 1995 to 39% in the same period of fiscal 1996. This decrease was due to higher expected earnings in fiscal 1996, relatively constant goodwill amortization, which is not deductible for tax purposes and an adjustment to prior year taxes. The benefit for existing federal net operating loss carryforwards was recorded at the beginning of fiscal 1995 when the Company changed its method of accounting for income taxes. Therefore, although utilization of these carryforwards reduces the Company's liability for payment of federal income taxes, it does not benefit net income in current periods.

The Company had net income of $1,562,000 for the first six months of fiscal 1996 compared to $1,134,000 during the same period of fiscal 1995 and had net income of $696,000 for the second quarter of fiscal 1996 compared to $475,000 for the second quarter of fiscal 1995. The majority of the increase resulted from higher volumes of net sales and revenues, lower selling, general and administrative expenses and a reduction in the Company's effective tax rate.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards #123, "Accounting for Stock-Based Compensation" ("SFAS #123"). SFAS #123 establishes compensation recognition options and disclosure requirements for stock based compensation plans. The Company is currently evaluating the alternative accounting provisions of SFAS #123 and its potential impact on its stock based compensation plans. As a result, at this time, the potential impact on the Company's financial position or future operations, if any, has not been determined.

LIQUIDITY AND SOURCES OF CAPITAL

On February 28, 1995, the Company executed the Credit Facility with Bank One, which consolidated then existing term indebtedness previously incurred at the subsidiary levels and provided financing to be used for working capital support, capital expenditures, possible acquisitions and other general corporate purposes. On March 28, 1996, the Company executed the First Amendment to the Credit Facility.

The First Amendment to the Credit Facility amended the Credit Facility to:
      (i) Provide for a $3,000,000 acquisition loan used to purchase all of the stock and assets of Graver Holding Company and its wholly-owned subsidiary, Graver Tank & Mfg. Co., Inc.;

      (ii) Provide for a $2,000,000 advance/term facility to finance capital expenditures for fiscal 1996 ("1996 advancing term loan");

      (iii) Provide for an increase in the Revolving Credit Facility to $14,000,000 to be used for working capital support and other general corporate purposes; and

      (iv)   Amend certain other terms and provisions of the Credit Facility.

In addition, during the first six months of fiscal 1996, the Company borrowed $2,000,000 which was previously available under its 1995 capital expenditures advancing term loan. All obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company and the pledge by the Company of the Common Stock of each of its direct subsidiaries. The obligations of the Company are guaranteed by each direct and indirect subsidiary. The Credit Facility contains certain covenants which provide for, among other things, maintenance of various financial ratios. At March 31, 1996, the Company was in compliance with all such covenants.

Cash provided by operating activities was $4,221,000 for the first six months of fiscal 1996, as compared to $5,574,000 for the first six months of fiscal 1995. The net cash provided in the current year resulted from net cash inflows from net income plus non-cash items of $4,088,000 and net cash inflows due to changes in working capital items, principally the timing of payments for contract costs.

Cash used in investing activities of $6,037,000 for the first six months of fiscal 1996 was primarily used for capital expenditures and the acquisition of Graver. Capital expenditures during the first six months of fiscal year 1996 totaled $3,342,000, compared to last year's expenditures of $1,597,000. The Company has currently budgeted an additional $2.5 million for capital expenditures during the remainder of fiscal 1996 including $1.1 million principally for machinery and equipment, $1.0 million for tanks held for lease, $200,000 for a new computer system, including hardware and software and $200,000 for facility improvements. The Company expects to be able to finance these expenditures with available working capital and credit facilities.

Net cash provided by financing activities of $2,474,000 in the first six months of fiscal 1996 was primarily a result of borrowing for the acquisition of Graver and net borrowings under the Company's revolving line of credit and 1995 capital expenditure advancing term loan offset by the payment of Graver's existing bank obligations totaling $2,420,000 and regularly scheduled payments on long-term debt. During November 1995, the Company completed a program to repurchase small shareholders' common stock at no cost to the shareholder. Through this program the Company repurchased and retired 90,109 shares of stock at an aggregate purchase price of $293,000

The Company believes that its existing funds, amounts generated by operations, and amounts available for borrowing under its credit facility with Bank One will be sufficient to meet its working capital needs through fiscal 1996. Management continues to review acquisition opportunities. It is anticipated that any significant acquisition will require acquisition financing and will require the consent of Bank One. No assurances can be made that any such acquisition will be made, or that any such financing will be obtained on terms and conditions satisfactory to the Company.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 19, 1996, the Company's HMT Inc. subsidiary was served with a Complaint filed in Superior Court of California, County of Contra Costa. This matter arises out of a tank fire which occurred in June of 1995, at a refinery in northern California, where Company employees were replacing seals on an aboveground storage tank. The Complaint, filed by Valerie Vega-Wright, seeks to certify a class of persons affected by the fire under theories of negligence, nuisance, battery, trespass and strict liability. The Complaint seeks damages for, among other things, personal injuries and loss of property value, and is
requesting unspecified compensatory and punitive damages.   The Company has
removed this litigation to the U.S. District Court for the Northern District of California. Although this matter is in its initial stages and investigative activities are continuing, the cause of the fire has not been determined. The Company has insurance coverages and both the Company and its insurance carrier are assessing the claims and related policy coverages. While the ultimate outcome cannot now be determined because of the uncertainties which exist, the Company intends to vigorously defend this litigation. The Company is a party to certain other legal proceedings occurring in the ordinary course of business. Based upon information presently available to it, the Company does not believe that the final outcome of any of these matters will have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.   None.

(b)  Reports on Form 8-K.   No reports on Form 8-K were filed during the
     quarter ended March 31, 1996. Report on Form 8-K was filed on April 11, 1996 reporting (i) the acquisition of Graver Tank & Mfg. Co., Inc. and
     (ii) the First amendment to the Credit Facility with Bank One, Texas,
     N.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officers thereunto duly authorized.


                                   ASTROTECH INTERNATIONAL CORPORATION


May 10, 1996                           By: /s/ RAYMOND T. ROYKO
                                          -----------------------
                                               Raymond T. Royko
                                          Vice President and Secretary


                                       By: /s/ HELEN VARDY GRICKS
                                          -----------------------
                                               Helen Vardy Gricks
                                                 Treasurer and
                                          Principal Accounting Officer