Form 10-Q
period 1996-06-30
ASTROTECH INTERNATIONAL CORP /NEW
filed 1996-08-13
CIK 835759

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                -------

                               FORM 10-Q

Mark One

   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended June 30, 1996

                                   or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _______________ to ________________

Commission File Number 1-10011

                  ASTROTECH INTERNATIONAL CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Delaware                                            25-1570579
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

            960 PENN AVENUE, SUITE 800, PITTSBURGH, PA 15222
          ----------------------------------------------------
          (Address of principal executive offices)  (Zip Code)

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

        As of July 31, 1996, there were 9,856,706 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                                                                                                     Pages
                                                                                                     -----
Condensed Consolidated Balance Sheet at
      June 30, 1996 and September 30, 1995........................................................    1 - 2

Condensed Consolidated Income Statement for the
      Three Months Ended June 30, 1996 and June 30, 1995.........................................         3

Condensed Consolidated Income Statement for the
      Nine Months Ended June 30, 1996 and June 30, 1995..........................................         4

Condensed Consolidated Statement of Cash Flows for the
      Nine Months Ended June 30, 1996 and June 30, 1995...........................................        5

Condensed Consolidated Statement of Stockholders' Equity for the
      Nine Months Ended June 30, 1996.............................................................        6

Notes to Condensed Consolidated Financial Statements..............................................   7 - 10


ITEM 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition..................................................  11 - 14



PART II.  OTHER INFORMATION

ITEM 1.       Legal Proceedings...................................................................       15

ITEM 6.       Exhibits and Reports on Form 8-K....................................................       15

Signatures........................................................................................       16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands, Except Share Data)                                   June 30,                    September 30,
                                                                              1996                          1995
                                                                          ------------                  ------------
                                                                           (Unaudited)                       *

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $    --                       $    --
  Trade accounts receivable                                                  23,519                        19,821
  Inventories (Note 3)                                                        5,654                         4,225
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                                       6,605                         4,348
  Deferred income taxes                                                       2,264                         2,143
  Prepaid expenses and other current assets                                   1,506                           887
                                                                            -------                       -------
        TOTAL CURRENT ASSETS                                                 39,548                        31,424

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                        2,404                         2,134
  Buildings                                                                   6,632                         4,066
  Furniture and office equipment                                              2,552                         1,546
  Machinery and equipment                                                    15,881                        13,034
  Tanks and trucks held for lease                                             6,653                         4,980
                                                                            -------                       -------
                                                                             34,122                        25,760
  Less accumulated depreciation and amortization                              9,238                         7,658
                                                                            -------                       -------
                                                                             24,884                        18,102
OTHER ASSETS
  Costs in excess of net assets acquired, net of accumulated amortization of $4,193 at June 30, 1996 and $3,740 at
   September 30, 1995                                                        16,206                        15,689
  Other assets                                                                1,419                         1,336
                                                                            -------                       -------
        TOTAL ASSETS                                                        $82,057                       $66,551
                                                                            =======                       =======


* Summarized from audited balance sheet included in the Company's 1995 Annual Report on form 10-K.

See Notes to Condensed Consolidated Financial Statements.

                                                                            June 30,                    September 30,
                                                                              1996                          1995
                                                                          ------------                  -------------
                                                                           (Unaudited)                        *

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Checks not yet presented for payment, net                                 $    771                       $    443
  Accounts payable                                                             6,805                          6,630
  Note payable                                                                   105                             19
  Accrued compensation and benefits                                            2,807                          2,811
  Accrued expenses and other current liabilities                               7,551                          6,099
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                                           5,843                          2,743
  Current portion of long-term debt to related parties                           166                            160
  Current portion of long-term debt (Note 4)                                   3,236                          2,236
                                                                            --------                       --------
        TOTAL CURRENT LIABILITIES                                             27,284                         21,141

LONG-TERM DEBT TO RELATED PARTIES                                                180                            265

LONG-TERM DEBT (Note 4)                                                       15,376                          9,821

DEFERRED INCOME TAXES                                                          3,552                          2,006

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, authorized
   20,000,000 shares; issued and outstanding
   9,853,206 at June 30, 1996 and
   9,929,315 shares at September 30, 1995 (Note 5)                                98                             99
  Additional capital                                                          59,713                         60,009
  Retained earnings (deficit)                                                (24,146)                       (26,790)
                                                                            --------                       --------
                                                                              35,665                         33,318
                                                                            --------                       --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 82,057                       $ 66,551
                                                                            ========                       ========


* Summarized from audited balance sheet included in the Company's 1995 Annual Report on Form 10-K.

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

(Dollars in Thousands, Except Share Data)                                 Three Months                  Three Months
                                                                             Ended                         Ended
                                                                            June 30,                      June 30,
                                                                              1996                          1995
                                                                          ------------                  ------------
                                                                           (Unaudited)                   (Unaudited)

Net sales and revenues                                                      $33,008                       $23,551

Cost of services and products sold                                           24,647                        17,384
Depreciation and amortization expense                                         1,024                           839
Selling, general and administrative expenses                                  5,332                         4,060
                                                                            -------                       -------
        OPERATING PROFIT                                                      2,005                         1,268

Interest and other income                                                       208                            86
Interest expense                                                               (344)                         (292)
                                                                            -------                       -------
        INCOME BEFORE INCOME TAXES                                            1,869                         1,062

Income tax expense:
   Current                                                                     (211)                          (50)
   Deferred                                                                    (576)                         (421)
                                                                            -------                       -------
                                                                               (787)                         (471)
                                                                            -------                       -------
        NET INCOME                                                          $ 1,082                       $   591
                                                                            =======                       =======

Earnings per common and dilutive common equivalent share (Note 7):
   Net income                                                                 $0.11                         $0.06
   Weighted average shares outstanding                                   10,178,853                     9,872,387


See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

(Dollars in Thousands, Except Share Data)

                                                   Nine Months        Nine Months
                                                      Ended              Ended
                                                     June 30,           June 30,
                                                      1996               1995
                                                   -----------        -----------
                                                   (Unaudited)        (Unaudited)
Net sales and revenues                               $82,937            $71,254

Cost of services and products sold                    61,093             52,044
Depreciation and amortization expense                  2,762              2,437
Selling, general and administrative expenses          14,032             13,068
                                                     -------            -------

        OPERATING PROFIT                               5,050              3,705

Interest and other income (Note 6)                       269                442
Interest expense                                        (882)            (1,076)
                                                     -------            -------
        INCOME BEFORE INCOME TAXES                     4,437              3,071

Income tax expense:
    Current                                             (433)              (233)
    Deferred                                          (1,360)            (1,113)
                                                     -------            -------
                                                      (1,793)            (1,346)
                                                     -------            -------

        NET INCOME                                    $2,644             $1,725
                                                     =======            =======

Earnings per common and dilutive common
  equivalent share (Note 7):
    Net income                                         $0.26              $0.18
    Weighted average shares outstanding           10,143,857          9,852,277

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

                                                             Nine Months        Nine Months
                                                                Ended              Ended
                                                               June 30,           June 30,
                                                                 1996               1995
                                                             -----------        -----------
                                                             (Unaudited)        (Unaudited)
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $  3,504           $  6,162
                                                              --------           --------

Cash flows from investing activities:
Capital expenditures                                            (5,044)            (2,400)
Contingent purchase consideration paid                            (544)               --
Cash paid for acquisition or subsidiary,
  net of cash acquired                                          (2,836)               --
Proceeds from notes receivable from employee                       613                --
Cash paid for license agreement                                   --                 (265)
Cash received from sale of land, buildings
  and equipment                                                    133                187
                                                              --------           --------

        NET CASH USED IN FINANCING ACTIVITIES                   (7,678)            (2,478)
                                                              --------           --------

Cash flows from financing activities:
Proceeds under revolving lines of credit
  and other notes payable                                       33,631             12,979
Proceeds from long-term debt                                     5,000                400
Repayments under revolving lines of credit
  and other notes payable                                      (31,072)           (15,566)
Repayments of long-term debt                                    (3,416)            (2,518)
Checks not yet presented for payment, net                          329                --
Cash paid for stock purchase (Note 5)                             (293)               --
Other                                                               (5)                 1
                                                              --------           --------
        NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                                   4,174             (4,704)
                                                              --------           --------

Decrease in cash and cash equivalents                         $    --            $ (1,020)
                                                              ========           ========
Supplemental cash flow disclosures of
  noncash investing and financing activities:
    Note receivable received for sales of
      land and buildings                                      $   --             $    497
    Long-term debt and notes payable refinanced               $   --             $ 13,111
    Common Stock issued in exchange for notes payable                            $    583
Details of the Graver Tank & Mfg. Co., Inc.
  acquisition follow:
    Fair value of assets acquired                             $ 12,964           $    --
    Fair value of liabilities assumed                         $ 10,064           $    --
                                                              --------           --------
    Net assets acquired                                       $  2,900           $    --
                                                              ========           ========

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the nine months ended June 30, 1996

(Dollars in Thousands)
(Unaudited)

                                                                                                          Retained
                                                              Common               Additional             Earnings
                                                               Stock                 Capital              (Deficit)
                                                              ------               ----------             --------
BALANCE AT SEPTEMBER 30, 1995                                   $99                  $60,009               $(26,790)
Net income                                                                                                    2,644
Repurchase of 90,109 shares (Note 5)                             (1)                    (292)
Exercise of stock options, net of costs of issuance                                       (4)
                                                                ---                  -------               --------
BALANCE AT JUNE 30, 1996                                        $98                  $59,713               $(24,146)
                                                                ===                  =======               ========

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three- and nine-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

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

The acquisition has been accounted for using the purchase method of accounting. The results of operations of Graver commencing March 29, 1996 are included in the condensed consolidated financial statements. Costs of the acquisition in excess of net assets of the business acquired of approximately $986,000 are being amortized over forty years using the straight-line method.

The following unaudited pro forma information shows the results of operations of the Company and Graver for the nine months ended June 30, 1996 and 1995, assuming the companies had combined as of October 1, 1994.

                                          1996                     1995
                                          ----                     ----
        Revenues                      $93,326,000                  $101,547,000
        Net income                    $ 1,997,000                  $  1,377,000
        Net income per share          $       .20                  $        .14

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the companies had been combined during the periods presented and is not intended to be a projection of future results.

3.  INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                                                       June 30,               September 30,
                                                                         1996                     1995
                                                                    -------------             ------------
            Raw materials and components parts                       $  4,502,000             $  3,283,000
            Work in process                                               646,000                  306,000
            Finished goods                                                506,000                  636,000
                                                                     ------------             ------------
                                                                     $  5,654,000             $  4,225,000
                                                                     ============             ============

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

The Company is currently in the process of modifying the Credit Facility to allow for an increase in permitted capital expenditures in fiscal year 1996.

During the first nine months of fiscal 1996, the Company borrowed $2,000,000 which was previously available under its 1995 capital expenditures advancing term loan.

All obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company and the pledge by the Company of the Common Stock of each of its direct subsidiaries. The obligations of the Company are guaranteed by each direct and indirect subsidiary. The Credit Facility contains certain covenants which provide for, among other things, maintenance of various financial ratios. At June 30, 1996, the Company was in compliance with all such covenants.

Long-term debt at June 30, 1996 and September 30, 1995 consisted of the following:

                                                                     June 30,              September 30,
                                                                       1996                     1995
                                                                   -----------              -----------
            Term Loan                                              $ 9,250,000              $10,900,000
            Revolving line of credit                                 4,522,000                1,050,000
            1995 Advancing term loan                                 1,875,000                    -
            Acquisition loan                                         2,875,000                    -
            Other                                                       90,000                  107,000
                                                                   -----------              -----------
                                                                    18,612,000               12,057,000

            Less current portion                                     3,236,000                2,236,000
                                                                   -----------              -----------
                                                                   $15,376,000              $ 9,821,000
                                                                   ===========              ===========

Required principal payments on long-term debt to related parties and long-term debt outstanding at June 30, 1996 for the remainder of fiscal 1996 and the next five fiscal years are as follows:

                               1996                         $  900,000
                               1997                         $3,409,000
                               1998                         $7,849,000
                               1999                         $3,200,000
                               2000                         $2,850,000
                               2001                         $  750,000

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

7.  EARNINGS PER COMMON SHARE

Earnings per share are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

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

B.  INSURANCE

The Company's insurance program for workers' compensation, general liability and group medical is partially self-insured. Estimated costs of claims outstanding of $4,743,000 at June 30, 1996 under these self-insurance agreements are included in accrued liabilities in the accompanying consolidated balance sheet. The ultimate cost of claims outstanding could differ from management's current estimates. In connection with the Company's insurance programs, standby letters of credit have been issued by the Company in the aggregate amount of $2,784,000 to cover reimbursement obligations for self-insurance claims to be paid by the Company's insurers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.

On March 28, 1996, the Company acquired Graver Holding Company and its wholly-owned subsidiary, Graver Tank & Mfg. Co., Inc. ("Graver") The results of operations of Graver commencing March 29, 1996 are included in the condensed consolidated financial statements.

RESULTS OF OPERATIONS

The Company's revenues, resulting primarily from contracts related to repair and modification to aboveground storage tanks ("ASTs") and fabrication and erection of steel structures, are recognized on the percentage-of-completion method. The following table presents, as a percentage of net sales and revenues, certain selected financial data for the Company for the periods indicated:

                                                                      For the Three Months     For the Nine Months
                                                                         Ended June 30,           Ended June 30,
                                                                        1996        1995         1996        1995
                                                                        ----        ----         ----        ----
Net sales and revenues                                                 100.0%      100.0%       100.0%      100.0%
Cost of services and products sold                                      74.7        73.8         73.7        73.0
                                                                       -----       -----        -----       -----

Gross profit                                                            25.3        26.2         26.3        27.0

Depreciation and amortization expense                                    3.1         3.6          3.3         3.4
Selling, general and administrative expense                             16.1        17.2         16.9        18.4
                                                                       -----       -----        -----       -----

Operating profit                                                         6.1         5.4          6.1         5.2

Other income                                                              .6          .1           .3          .6
Interest expense                                                         1.0         1.2          1.1         1.5
Income tax expense                                                       2.4         2.0          2.1         1.9
                                                                       -----       -----        -----       -----
Net income                                                               3.3%        2.5%         3.2%        2.4%
                                                                       =====       =====        =====       =====

The Company's net sales and revenues increased by $11,683,0000 or 16% in the first nine months of fiscal 1996 and increased by $9,457,000 or 40% in the third quarter of fiscal 1996 as compared to the same periods a year ago. Approximately 60% of the increase in the nine-month period and 70% of the increase in the quarter was a result of the inclusion of Graver from the period March 29, 1996 to June 30, 1996. The remainder of the increase was primarily a result of an increase in demand for the Company's tank construction services.

The total amounts of contracts in backlog, as of June 30, 1996 and 1995, were approximately $49,556,000 and $32,785,000, respectively, including both the uncompleted portion of contracts in progress and contracts awarded but not yet started. The increase was principally attributable to the addition of Graver's backlog. The majority of the backlog at June 30, 1996 is expected to be completed within a year.

Gross profit margin on net sales and revenues decreased from 27.0% in the first nine months of fiscal 1995 to 26.3% in the first nine months of fiscal 1996 and from 26.2% in the third quarter of fiscal 1995 to 25.3% in the third quarter of fiscal 1996. This was primarily a net result of a change in the revenue mix of the business.

Selling, general and administrative expenses increased $1,272,000 or 31% from the third quarter of 1995 to 1996 and $964,000 or 7% from the first nine months of fiscal 1995 to fiscal 1996. Approximately 40% of the increase in the quarter and 50% if the increase in the nine-month period was a result of the acquisition of Graver. The remainder of the increase was primarily a result of incentive compensation programs which are based on the profits of the Company and its operating businesses. Selling, general and administrative expenses, as a percentage of net sales and revenues, however, decreased from 18.4% in the first nine months of fiscal 1995 to 16.9% in the first nine month of fiscal 1996 and from 17.2% in the third quarter of fiscal 1995 to 16.1% in the third quarter of fiscal 1996.

The Company had operating profit of $5,050,000 for the first nine months of fiscal 1996 compared to $3,705,000 for the same period of 1995 and had operating profit of $2,005,000 for the third quarter of fiscal 1996 compared to $1,268,000 for the same period of 1995 as a result of the items discussed above.

Other income in the first nine months of fiscal 1995 included a gain on the sale of land and buildings of $312,000. Interest expense decreased from $1,076,000 during the first nine months of 1995 to $882,000 in the first nine months of fiscal 1996 primarily due to decreased interest rates and the flexibility in cash management allowed by the consolidation of the Company's debt in February 1995. However, interest expense increased from $292,000 during the third quarter of 1995 to $344,000 in the third quarter of 1996 due to borrowing during 1996 to fund the acquisition of Graver and capital expenditures.

Current income tax expense consists of state and foreign income taxes. Deferred income taxes consist principally of federal income taxes. The Company's effective income tax rate decreased from 44% of income before income taxes in the first nine months of fiscal 1995 to 40% in the same period of fiscal 1996. This decrease was due to higher expected earnings in fiscal 1996, relatively constant goodwill amortization, which is not deductible for tax purposes and a reversal of a valuation allowance on the Company's deferred tax asset.
The benefit for existing federal net operating loss carryforwards was recorded at the beginning of fiscal 1995 when the Company changed its method of accounting for income taxes. Therefore, although utilization of these carryforwards reduces the Company's liability for payment of federal income taxes, it does not benefit net income in current periods.

The Company had net income of $2,644,000 for the first nine months of fiscal 1996 compared to $1,725,000 during the same period of fiscal 1995 and had net income of $1,082,000 for the third quarter of fiscal 1996 compared to $591,000 for the third quarter of fiscal 1995. The majority of the increase resulted from higher volumes of net sales and revenues, the inclusion of Graver in the third quarter of 1996 and a reduction in the Company's effective tax rate.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards #123, "Accounting for Stock-Based Compensation" ("SFAS #123"). SFAS #123 establishes compensation recognition options and disclosure requirements for stock based compensation plans. The Company is required to adopt SFAS #123 effective October 1, 1996 and is currently evaluating the alternative accounting provisions of SFAS #123 and its potential impact on its stock based compensation plans. As a result, at this time, the potential impact on the Company's financial position or future operations, if any, has not been determined.

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

The Company is currently in the process of modifying the Credit Facility to allow for an increase in permitted capital expenditures in fiscal year 1996.

During the first nine months of fiscal 1996, the Company borrowed $2,000,000 which was previously available under its 1995 capital expenditures advancing term loan. All obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company and the pledge by the Company of the Common Stock of each of its direct subsidiaries. The obligations of the Company are guaranteed by each direct and indirect subsidiary. The Credit Facility contains certain covenants which provide for, among other things, maintenance of various financial ratios. At June 30, 1996, the Company was in compliance with all such covenants.

Cash provided by operating activities was $3,504,000 for the first nine months of fiscal 1996, as compared to $6,162,000 for the first nine months of fiscal 1995. The net cash provided by operating activities in the current year resulted from net cash inflows from net income plus non-cash items aggregating $6,766,000 offset by net cash outflows due to changes in working capital items.

Cash used in investing activities of $7,678,000 for the first nine months of fiscal 1996 was primarily used for capital expenditures and the acquisition of Graver. Capital expenditures during the first nine months of fiscal year 1996 totaled $5,044,000 compared to last year's expenditures of $2,400,000. The Company has currently budgeted an additional $1.5 million for capital expenditures during the remainder of fiscal 1996 including $800,000 principally for machinery and equipment, $500,000 for tanks held for lease, and $200,000 for facility improvements. The Company expects to be able to finance these expenditures with available working capital and credit facilities. During July 1996, the Company acquired substantially all of the fixed assets of CTI Inspection Services, Inc. which is engaged in the business of providing non-destructive testing and inspection services for aboveground storage tanks and automated ultrasonic inspection of pressure vessels and piping. The acquisition of these assets were not included in the Company's original capital expenditure budget.

Net cash provided by financing activities of $4,174,000 in the first nine months of fiscal 1996 was primarily a result of borrowing for the acquisition of Graver and net borrowings under the Company's revolving line of credit and 1995 capital expenditure advancing term loan offset by the payment of Graver's existing bank obligations totaling $2,420,000 and regularly scheduled payments on long-term debt. During November 1995, the Company completed a program to repurchase small shareholders' common stock at no cost to the shareholder. Through this program the Company repurchased and retired 90,109 shares of stock at an aggregate purchase price of $293,000

The Company believes that its existing funds, amounts generated by operations, and amounts available for borrowing under its Credit Facility with Bank One will be sufficient to meet its working capital needs through fiscal 1996. Management continues to review acquisition opportunities. It is anticipated that any significant acquisition will require acquisition financing and will require the consent of Bank One. No assurances can be made that any such acquisition will be made, or that any such financing will be obtained on terms and conditions satisfactory to the Company.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings occurring in the ordinary course of business. Based upon information presently available to it, the Company does not believe that the final outcome of any of these matters will have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.   None.

(b) Reports on Form 8-K. A report on Form 8-K was filed on April 11, 1996 reporting (i) the acquisition of Graver Tank & Mfg. Co., Inc. and (ii) the First amendment to the Credit Facility with Bank One, Texas, N.A. , and was amended on Form 8-K/A-1 filed on June 7, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officers thereunto duly authorized.

                                             ASTROTECH INTERNATIONAL CORPORATION

August 13, 1996
                                                 By: /s/ RAYMOND T. ROYKO
                                                    ----------------------------
                                                         Raymond T. Royko
                                                    Vice President and Secretary


                                                 By: /s/ HELEN VARDY GRICKS
                                                    ----------------------------
                                                         Helen Vardy Gricks
                                                           Treasurer and
                                                    Principal Accounting Officer