Form 10-K405
period 1996-09-30
ASTROTECH INTERNATIONAL CORP /NEW
filed 1996-12-23
CIK 835759

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    -------
                                   FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

Commission File No. 1-10011

                      ASTROTECH INTERNATIONAL CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     25-1570579
          --------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                960 Penn Avenue, Suite 800, Pittsburgh, PA 15222
                ------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (412) 391-1896

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Exchange on
       Title of Class                                    Which Registered
       --------------                                    ----------------
  Common Stock, par value $.01                        American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_           No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

As of December 1, 1996, there were 9,874,706 shares of Common Stock outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the American Stock Exchange) held by non-affiliates was approximately $37,290,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III information will appear in the Registrant's Proxy Statement in connection with its 1997 Annual Meeting of Stockholders. Such information will be incorporated by reference as of the date of the filing of such Proxy Statement.

                      ASTROTECH INTERNATIONAL CORPORATION

                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

Item No.
Part I                                                                               Page No.
------                                                                               --------
1.       Business                                                                        1

2.       Properties                                                                      9

3.       Legal Proceedings                                                              10

4.       Submission of Matters to a Vote of Security Holders                            10

Part II
-------

5.       Market for the Registrant's Common Stock, Preferred Stock
           and Warrants, and Related Security Holder Matters                            11

6.       Selected Financial Data                                                        12

7.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          13

8.       Financial Statements and Supplementary Data                                    19

9.       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures                                         19

Part III
--------

Part III information will appear in the Registrant's Proxy
Statement in connection with its 1997 Annual Meeting of Stockholders.
Such Proxy Statement will be filed with the Securities and Exchange
Commission pursuant to Regulation 14A and such information will be
incorporated herein by reference as of the date of such filing.                        20

Part IV
-------

14.      Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                                 21

Signatures                                                                             45

                                     PART I

ITEM 1. BUSINESS

     (A) GENERAL DEVELOPMENT OF THE BUSINESS

Astrotech International Corporation, a Delaware corporation, provides engineering, design, fabrication, maintenance services and construction of steel structures for a variety of industries, including refining, petrochemical, water storage, pulp and paper, mining, alcohol, agriculture, wastewater treatment, power generation and process systems. The Company's broad range of products include large aboveground storage tanks (and related parts and constituent products), pressure vessels, bins, silos, stacks and liners, scrubbers and shop built tanks (both underground and aboveground). The Company also provides non-destructive testing and inspection services for large above-ground storage tanks, pressure vessels and piping and also offers mobile storage tank leasing services.

The Company was originally incorporated in 1973 as a non-diversified, closed-end investment company registered under the Investment Company Act of 1940, as amended. Beginning in late 1983, with the approval of its stockholders, the Company began its conversion to an operating company. In August of 1988, the Company underwent a Recapitalization, which was the culmination of its efforts to completely restructure the Company and its operations.

After the 1988 Recapitalization, the management of the Company searched for potential acquisition candidates that would be compatible with the Company's goals of growth and stability. In February 1989, the Company acquired HMT Inc. ("HMT"), a provider of proprietary products and maintenance and construction services for large aboveground storage tanks ("ASTs"). In December 1989, the Company acquired HMT Thermal Systems, Inc., a specialty manufacturer of portable vapor thermal oxidation units and other products. In September 1991, the Company acquired Tonkawa Tank Company, Inc. ("Tonkawa"), which provides maintenance and construction services for ASTs. In January 1992, the Company acquired Texoma Tank Company, Inc. ("Texoma"), a company which leases mobile storage tanks. During fiscal 1994, the Company acquired HMT Rubbaglas Limited ("Rubbaglas") and Brown-Minneapolis Tank & Fabricating Company ("BMT"). BMT fabricates and erects ASTs as well as other various steel structures, including bins, stacks, vessels and shop-built tanks. Rubbaglas, designs, manufactures and installs equipment for the AST industry in the European, African and Middle East markets. On March 28, 1996, the Company acquired Graver Holding Company and its wholly-owned subsidiary, Graver Tank & Mfg. Co., Inc. (collectively "Graver"). Graver designs, manufactures and erects storage tanks and pressure vessels for the petroleum and process industries. Graver also provides nickel-clad installations for the air pollution and power generation industries, providing fabrication and erection of scrubbers, chimneys, and stack liners.

The Company's corporate headquarters and principal executive office is located at 960 Penn Avenue, Suite 800, Pittsburgh, Pennsylvania 15222, where it employs eight persons. Corporate strategy, policy, stockholder relations, legal matters, taxation and finance are managed at the corporate headquarters.

When used herein, unless the context requires otherwise, the Company means Astrotech International Corporation and its subsidiary companies.

     (B) FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The industrial storage industry is the only business segment in which the Company operates.

     (C) NARRATIVE DESCRIPTION OF BUSINESS

The Company provides engineering, design, fabrication, maintenance services and construction of steel structures for a variety of industries, including refining, petrochemical, water storage, pulp and paper, mining, alcohol, agriculture, wastewater treatment, power generation and process systems. The Company's broad range of products includes large aboveground storage tanks (and related parts and constituent products), pressure vessels, bins, silos, stacks and liners, scrubbers and shop built tanks (both underground and aboveground). The Company also provides non-destructive testing and inspection services for large aboveground storage tanks, pressure vessels and piping and also offers mobile storage tank leasing services.

Approximately, 70% of the Company's revenues are derived from the petroleum and petrochemical industries. The American Petroleum Institute (the "API") estimates that there are approximately 100,000 large aboveground storage tanks in the United States, i.e., those ASTs with a capacity in excess of 1,000 barrels used in the storage of petroleum and petrochemical liquids. These tanks are owned primarily by large integrated oil companies and petrochemical companies, and are typically located at petroleum and petrochemical terminals, refineries, marketing outlets and pipeline facilities. The Company estimates that there are at least 200,000 large ASTs located outside the United States, although the Company believes that the average maintenance budget for these tanks is substantially less than the average maintenance budget for similar tanks in the United States.

According to the API, over 50% of such domestic ASTs were constructed more than 30 years ago, and over 90% are over 10 years old. However, as oil and gas production and refining increase outside the United States, the Company believes that such increased activity will require the construction of new ASTs as part of the construction of new terminals, refineries and pipeline facilities.

ASTs require periodic maintenance as a result of the corrosive effects of weather and the storage of petroleum and volatile organic liquids. For most of its history, much of the petroleum industry's maintenance of ASTs has been non-systematic and conducted on an as-needed basis. In recent years, however, heightened awareness and concern for the environment and the need to comply with the increasingly stringent domestic safety and environmental laws, together with tightening industry standards, have increased the demand for storage tank repair and maintenance services. These factors have prompted the need for new products and design methods which render product storage more efficient and permit more precise and comprehensive leak detection. The principal environmental laws and regulations that affect AST owners and operators have been promulgated by federal, state and local authorities generally in two areas: air pollution and soil and water contamination. These laws and regulations encourage owners and operators of ASTs to maintain and inspect their tanks on a regular basis and, in many cases, to install primary and secondary seals, double tank bottoms and other secondary containment systems to reduce the incidence of leakage and to allow for early detection of leaks. In addition, such laws and regulations require that ASTs be equipped with roof and seal assemblies that substantially decrease atmospheric emissions from petroleum products, petrochemicals and other volatile organic liquids. Increasing costs of compliance with these laws and regulations, however, may lead to decreased utilization of ASTs if domestic refineries and other petroleum storage facilities are partially or completely closed.

In January 1991, the API adopted API Standard 653 ("API 653"), which sets forth industry standards for storage tank inspection, repair, alteration and reconstruction. API 653 also provides standards for continued service suitability of ASTs, materials, design considerations, tank dismantling and reconstruction, welding, examination and testing, and recordkeeping. Under the standards of API 653, any storage tank leaks are unacceptable, regardless of size, and tank inspections are required at intervals not longer than five, ten or 20 years, depending on the type of inspection. Many storage tank owners have adopted the standards set forth in API 653, and the Company expects more storage tank owners to adopt API 653 in the future, both in recognition of changing industry standards and to decrease liability in the event of a storage tank leak or rupture.

AST repair and maintenance have historically been provided primarily by in-house maintenance crews and by small, regional service companies. As the service and product requirements for ASTs have become more sophisticated, however, creating greater numbers of more complicated engineering options, owners of large ASTs have begun more frequently to engage outside contractors and to upgrade the quality of their outside service providers and product vendors. As a result, technical engineering and environmental expertise, dependable quality products and service have become important factors in the awarding of contracts for the repair and maintenance of ASTs.

The Company's operations also include service to other industries that require controlled storage of a variety of solids, liquids and gasses. Other industries serviced by the Company include water, wastewater treatment, pulp and paper, electrical production, alcohol, agriculture, mining, power generation and process industries.

OPERATIONS

Descriptions of some of the Company's products and services follow:

         NEW TANK CONSTRUCTION. The Company designs, fabricates and erects storage tanks, bins, silos, vessels and shop-built tanks. The Company has been involved in state of the art wastewater treatment projects in the United States. In addition, the Company is involved in the construction of proven conservation and air pollution control structures suited for the storage of methane, nitrogen and related gasses. Primary users of this product have been the coal and steel industries.

         TANK INSPECTION, ENGINEERING, RECONSTRUCTION AND REPAIR. The Company provides "total solution" tank maintenance and repair. As a first step, the Company's personnel offer sophisticated inspection and engineering services of the type required to determine AST compliance with environmental regulations and industry standards, including API 653. These services include ultrasonic thickness testing and magnetic flux exclusion testing (both designed to test AST structural integrity), primary and secondary seal inspection and gap measurement, floating roof pontoon inspection and leak detection, weld seam testing, and visual site inspection. In addition, the Company's personnel will prepare condition reports and assist tank owners in the preparation of repair option recommendations based on inspection results. Relying on the engineering experience and technical abilities of its employees, the Company is able to offer detailed recommendations for reconstruction and repair of ASTs, including specifications and drawings, budgeting and pricing options and tank maintenance programs.

The Company offers a broad range of repair and reconstruction services, including emergency welding work, fire-fighting foam systems installations, fixed cone roof construction, external and internal floating roof construction and installation (often including the installation of the Company's own floating roof seals and floating roof drain system products) and tank foundation repair.

The Company also offers its customers a fully integrated tank maintenance management program, including the development of a tank database for maintenance and repair history, the scheduling of on-site in-service and out-of-service inspections, the preparation of detailed tank inspection and tank condition reports (including governmental reports), recommendations for annual and emergency tank maintenance and repair budgets, development of product specifications, and management of repair planning, scheduling and subcontractor selection and supervision.

         CHIMNEYS AND SCRUBBERS. The Company fabricates and erects a broad range of scrubbers, chimneys and stack liners for the air pollution and power generation industries.

         PRESSURE VESSELS. The Company fabricates "in-shop" and field erected vessels for the petroleum and process industries. Shop vessels range up to 22 feet in diameter, 300 feet in length and up to 600 tons in weight and field erected vessels are limited in size only by on site conditions.

         FLOATING ROOF SEALS. The Company designs, manufactures, markets and installs primary and secondary tank seals for all types of floating roof ASTs. A floating roof consists of a circular welded steel or aluminum roof that floats on the surface of stored petroleum product. A floating roof minimizes vapor emissions and minimizes losses of stored petroleum products. The tank seal spans the gap between the rim of the roof and the tank wall, thereby minimizing vapor emissions from the perimeter of the roof. Because the seal is attached to the floating roof and not to the tank, the roof and seal together are free to move up and down as the level of product in the tank changes. In addition, the seal, together with a roof drainage system (another of the Company's products, as described below), prevents substantially all of the rain water captured on the floating roof from mixing with the product stored in the tank. The most popular type of seal sold by the Company consists of both a primary and a secondary seal. In addition to producing many proprietary primary and secondary seal systems, the Company also produces several specialty seal products which include the foam log primary seal, the double wiper seal and, under license, the S.M.I. Mobil Seal for riveted shell tanks.

         FLOATING ROOF DRAIN SYSTEMS. The Company designs, manufactures and installs floating roof drain systems, which are needed to drain rainwater out of floating roof ASTs. Traditionally, roof drain systems have consisted either of flexible hoses or of fixed pipes connected by rigid swivel joints. The Company's patented HMT Pivot Master is a combination of both as steel pipes are connected by flexible composite hose joints. Unlike traditional fixed pipe systems, the Pivot Master is designed for submerged use, requires no maintenance or lubrication, and contains no O-rings, bearings or seals, the deterioration of which causes leaks and requires repair. The Pivot Master can also be designed for dual-use as part of a fire-fighting foam delivery system.

The Pivot Master roof drain system is complemented by the Company's patented Check Mate(R) Hydrocarbon Sensing Valve, which is designed to detect the presence of hydrocarbons in the water passing through the valve. Connected to the drain gate valve at the end of the Pivot Master (or any other roof drain system), the Check Mate(R) permits rainwater to drain freely. Should hydrocarbons leak into the drain system, however, an internal sensing device in the Check Mate(R) will cause the valve to automatically shut and will trigger both visual and remote indicators of the shutdown. The Check Mate(R) requires no external power source and permits year-round unrestricted draining, thereby reducing wintertime drain system freeze-ups and floating roof collapse caused by severe rainstorms.

         INTERNAL FLOATING ROOF. The Company fabricates an aluminum internal floating roof marketed worldwide under the Aluminator(R) trademark. The Company introduced this product to the petroleum industry in 1993 after several years of development and testing. The Aluminator(R) floating roof is installed inside covered roof tanks and floats on the stored product. This roof, together with the Company's patented seal system, greatly reduces evaporation losses on tanks containing volatile organic compounds. The Company believes that its roof design contains several unique features that eliminate problems encountered with this type of roof in the past, improves vapor containment and provides longer service life in severe operating conditions.

         SECONDARY CONTAINMENT AND LEAK DETECTION. The Company constructs and installs secondary containment systems that help control AST leaks and permit tank owners to detect those before soil or groundwater contamination has occurred. While the Company constructs a variety of secondary containment systems, including those designed by its customers, the system most commonly installed by the Company is a "double-bottom" system, consisting of the installation of a new tank bottom approximately four inches above the existing tank bottom. The space between the two tank bottoms is filled with a liner membrane composed of either high density polyethylene or polyurethane installed over the tank bottom and a layer of concrete or sand containing zinc or magnesium anodes to prevent corrosion of the new tank bottom. Leak detection channels and openings between the two tank bottoms are constructed to permit visual or electronic detection of leaks, permitting the containment of those leaks when they do occur, and when they do not, providing assurance that the tank is not the source of contamination which may be present in the area.

The Company also markets a fiber optic fluid detection and control system for various applications including use in virtually any secondary containment system to provide continuous leak monitoring. This system employs non-electrical, safe fiber optic sensors that discriminate between various fluids, based upon their particular refractive index. These sensors are highly resistant to corrosion and do not require replacement, resetting or re-calibration after exposure.

         TANK LEASING SERVICES. The Company leases mobile tanks for the storage of fluids. Such tanks may be transported to and from refineries and petroleum facilities to handle the temporary storage needs of such facilities.

CUSTOMERS AND MARKETING

The majority of the Company's customers are major integrated oil companies. The Company also services power generation facilities, independent petroleum refining and marketing companies, major petrochemical companies, independent terminal operating companies, sugar processing, pulp and paper, agricultural and specialty construction industries. Most of the Company's major customers operate at multiple locations and through various divisions and subsidiaries. No customer accounted for more than 10% of revenues during the last three fiscal years.

The Company's marketing efforts are primarily through the efforts of regional and area offices and in-house salespeople. The Company maintains offices and/or manufacturing facilities throughout the United States in close proximity to the operating facilities of existing and potential customers so that the Company's regional and area personnel can maintain frequent personal contact with the individuals who make purchasing decisions. The Company also maintains operations in Australia and Singapore, which service the Pacific Rim, while the Company's United Kingdom subsidiary, headquartered in London, sells products in Europe, Africa and the Middle East. HMT Canada Ltd. services the Canadian market.

Decisions to utilize the Company's products or services are generally made on a project-by-project basis as construction specific upgrade, maintenance or repair projects are identified. In most cases, potential customers request bids for a specific project from the Company and one or more of its competitors. Although most of the Company's work is obtained through a competitive bid process, many contracts are obtained without bids through direct negotiation or through various alliance agreements with customers.

COMPETITION

The Company's competitors include a number of nationally recognized, large firms as well as operators that service a limited geographic area and that are generally smaller than the Company in terms of scope of operations. Such smaller operators compete primarily on the basis of price, and generally do not offer the proprietary product features, technical expertise, quality and safety programs offered by the Company. The Company believes it obtains business primarily because of its reputation for high quality products and services, the technical expertise of its regional and area personnel, its relationships with existing customers, and its ability to respond quickly and effectively to customer needs in various locations. The Company believes it can continue to compete effectively with its larger competitors by emphasizing its leadership in construction services and products.

FOREIGN OPERATIONS

The Company maintains offices in Australia, Canada, Singapore and England, and has sales representatives in other countries. Internationally, the Company's revenues are derived primarily from product sales without installation. The Company's current international sales strategy is to emphasize product sales rather than maintenance and construction services due to the higher margins provided by product sales and the limited availability and transportation costs associated with providing qualified service personnel in foreign countries.

RAW MATERIALS

The principal raw materials used in the manufacture of the Company's products are steel, aluminum and various elastomeric materials. Raw materials are obtained from a number of commercial sources at prevailing prices and the Company does not depend on any single supplier for any substantial portion of raw materials. The Company does not anticipate any problems in obtaining its raw materials.

PATENTS

The Company utilizes certain patents including (i) a secondary seal for the floating roof of welded tanks, (ii) a maintenance-free roof drain system marketed under the name "Pivot Master" and (iii) a primary shoe seal for floating roof tanks which expire in 1999, 2005 and 2009, respectively. The Company also holds a U.S. patent on its Check Mate(R) Hydrocarbon Sensing Valve, which expires in 2008. In addition to its patents, the Company holds distribution rights for a patented secondary seal for riveted shell tanks, an exclusive license for its Tank Sentry fiber optic detection and control system and has patent applications pending for an aluminum internal floating roof marketed under the name Aluminator(R). The Company believes that while these patents and distribution rights are advantageous to its marketing efforts, they are not critical to the operation of its business. Accordingly, the Company believes the expiration of such patents and/or distribution rights will not materially affect its business.

BACKLOG

The amounts of backlog of orders, as of September 30, 1996, and September 30, 1995 were $43,492,000 and $36,723,000, respectively, including both the uncompleted portion of contracts in progress and contracts awarded and not then started. Substantially all of these contracts are expected to be completed during the next fiscal year.

EMPLOYMENT

At September 30, 1996, the Company employed 1,051 persons. The number of employees tends to fluctuate as additional employees are employed on a project-by-project basis, as needed. Employees who meet certain requirements, including age and length of service, are entitled to participate in a number of employee benefit programs, including hospitalization, insurance and certain retirement plans. Approximately, 153 of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

ENVIRONMENTAL

The Company's policy is to comply with federal, state and local provisions enacted to regulate the discharge of materials into the environment. The Company has made no material expenditures during fiscal 1996 to comply with environmental regulations and no material expenditures are anticipated to be made for fiscal 1997.

The operations of the Company are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state laws. Regulations promulgated under OSHA by the U.S. Department of Labor require employers of persons in the refining and petrochemical industries, including independent contractors, to implement work practices, medical surveillance systems and personnel protection programs in order to protect employees from equipment safety hazards and exposure to hazardous chemicals.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The Company has operations in Australia, Singapore, England and Canada which generated aggregate revenues of $8,173,000, $6,024,000 and $7,384,000 and aggregate net income of $305,000, $3,000 and $259,000 during the years ended September 30, 1996, 1995 and 1994, respectively. Aggregate identifiable assets of these foreign operations at September 30, 1996 and 1995 were $6,104,000 and $5,142,000, respectively.

The Company also has export sales to various countries which amounted to $4,765,000, $1,089,000 and $1,210,000 for the years ended September 30, 1996,
1995 and 1994, respectively.

ITEM 2. PROPERTIES

The Company believes that its properties are adequate and suitable to meet its current requirements, and some are capable of being utilized further to accommodate growth. While the HMT Thermal Systems and the HMT Tonkawa facilities are not significantly under-utilized, storage space and land are capable of being utilized further to accommodate growth. The following table sets forth the Company's principal properties:

                               Description and                                                      Monthly
Location                     Productive Capacity                           Status                     Rent
--------                     -------------------                           ------                     ----
Pittsburgh,                  Executive Office-                             Leased through            $5,153
Pennsylvania                 5,000 sq. ft.                                 July 31, 1997

Houston, Texas               HMT offices                                   Leased through            $7,707
                             9,400 sq. ft.                                 April 30, 2001

                             HMT Thermal Systems office                    Owned                       N/A
                             and equipment manufacturing
                             facility 28,000 sq. ft. on 13 acres

Beaumont, Texas              HMT Tank Service operation                    Owned                       N/A
                             center - 6,950 sq. ft. on 4.6 acres

Kelton, Pennsylvania         HMT Construction Services -                   Owned                       N/A
                             22,000 sq. ft. on 4 acres

Tonkawa,                     HMT Tonkawa Tank Division                     Owned                       N/A
Oklahoma                     offices and fabrication facility -
                             10,000 sq. ft. on 9 acres

St. Paul,                    BMT headquarters offices and                  Owned(1)                    N/A
Minnesota                    tank fabrication facility -
                             88,628 sq. ft. on 17.9 acres

Birmingham,                  BMT tank fabrication facility -               Owned(1)                    N/A
Alabama                      76,558 sq. ft. on 20 acres

Orem,                        BMT tank fabrication facility -               Owned(1)                    N/A
Utah                         36,720 sq. ft. on 16.8 acres

Houston,                     BMT Offices -                                 Leased through            $2,100
Texas                        2,627 sq. ft.                                 September 30, 1998

Pasadena,                    Graver offices and fabrication facility -     Owned(1)                    N/A
Texas                        154,000 sq. ft. on 18.7 acres

Other leased office and storage spaces are located in: Anaheim, California; Bixby, Oklahoma; Baton Rouge, Port Allen and Westlake, Louisiana; Evans, Georgia; Edgecliff, N. S. Wales, Australia; and Calgary, Alberta, Canada. The Company also owns and leases facilities in London, England.

(1) Facilities are mortgaged.

ITEM 3. LEGAL PROCEEDINGS

On March 19, 1996, the Company's HMT Inc. subsidiary was served with a Complaint filed in Superior Court of California, County of Contra Costa. This matter arises out of a tank fire which occurred in June of 1995, at a refinery in northern California, where Company employees were replacing seals on an aboveground storage tank. This Complaint, filed by Valerie Vega-Wright, seeks to certify a class of persons affected by the fire under theories of negligence, nuisance, battery, trespass and strict liability. The Complaint seeks damages for, among other things, personal injuries and loss of property value, and is requesting unspecified compensatory and punitive damages. The Company has removed this litigation to the U.S. District Court for the Northern District of California. On October 22, 1996, HMT was served with a Complaint in Allison v. Unocal et al, which was simultaneously filed in the Contra Costa Superior Court. The Complaint seeks damages for alleged personal injuries, property damage and punitive damages. Two hundred sixteen plaintiffs contend that they were injured as a result of the tank fire and seek damages against HMT as well as the owner of the refinery. The Company is currently attempting to request the federal court that all actions be remanded back to the state court based on this second Complaint. The Company's insurance carriers (both primary and excess) have been notified and both the Company and its insurance carriers are assessing the claims and related policy coverages. This matter is in its initial stages and investigative activities are continuing. While the ultimate outcome cannot now be determined because of the uncertainties which exist, the Company believes that its insurance coverages are adequate to address its potential liability, if any; and any unfavorable result not covered by insurance could result in a material charge which has not been reflected in the accompanying financial statements. The Company intends to vigorously defend this action.

The Company is a party to certain other legal proceedings occurring in the ordinary course of business. Based upon information presently available to it, the Company does not believe that the final outcome of any of these other matters will have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND WARRANTS AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange. On March 31, 1995, the Company's warrants, which were also traded on the American Stock Exchange, expired. The high and low sales prices for each quarter as reported in the consolidated transaction reporting system are shown below for the periods indicated.

Fiscal
Year                                 Common Stock                               Warrants
                                  High           Low                       High           Low
================================================================================================
1996

      First Quarter               4-3/8          3-1/16                    *              *
      Second Quarter              4-13/16        3-5/8                     *              *
      Third Quarter               9              4-1/8                     *              *
      Fourth Quarter              6-1/8          4-3/8                     *              *

1995

      First Quarter               2-7/8          2-9/16                    1/4            1/16
      Second Quarter              3-1/2          2-11/16                   1/8            1/256
      Third Quarter               3-7/16         2-11/16                   *              *
      Fourth Quarter              3-15/16        3-1/8                     *              *


*  Warrants expired in March 1995.

No dividends have been paid on the Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

The last reported sales prices as of December 1, 1996 of the Company's Common Stock was $5.125 per share.

As of December 1, 1996, there were approximately 9,000 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)

                                                                   Year Ended September 30,
                                            ---------------------------------------------------------------------------
                                               1996            1995             1994            1993            1992
                                            ----------      ----------       ----------      ----------      ----------
Revenues                                     $122,190        $100,203       $ 68,726          $ 39,549        $ 50,954
Income from continuing
  operations                                    4,010           2,731            796               587           3,191
Income from discontinued
  operations                                     -               -               154               564             379
Cumulative effect of change
  in accounting principle
  for income taxes                               -               -             2,931              -                 -
Net income                                      4,010           2,731          3,881             1,151           3,570
Net income applicable
  to common shares                              4,010           2,731          3,881             1,151           3,326
Total assets                                   88,364          66,551         64,906            34,012          32,506
Working capital                                12,722          10,283          8,928             7,161           5,381
Long-term obligations                          21,035          12,092         12,334             5,731           4,760

Earnings per common and dilutive common equivalent share:
---------------------------------------------------------
Income from continuing
  operations                                 $    .40        $    .28       $    .09          $    .07        $    .40
Cumulative effect of change
  in accounting principle                         -               -              .32               -               -
Net income                                        .40             .28           . 42               .14             .46

Earnings per common share-assuming full dilution:
-------------------------------------------------
Income from continuing
  operations                                 $    .40        $    .28       $    .09          $    .07        $    .38
Cumulative effect of change
  in accounting principle                         -               -              .32               -               -
Net income                                        .40             .28            .42               .14             .43


See Notes 1, 2 and 9 of Notes to Consolidated Financial Statements included herein for a discussion of change in accounting for income taxes, acquisitions and discontinued operations, respectively, which affected comparability among years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

Management believes the Company's growth opportunities will be enhanced by increased expenditures by refineries, storage terminals and pipeline facilities as high capacity utilization may generate more capital and maintenance spending, as well as to engage in more preventative maintenance and to comply with current and proposed environmental regulations and industry standards. Management also expects increased activity in the international markets.

Historically, the Company's second fiscal quarter results have tended to fluctuate, principally due to climatic conditions affecting some of the Company's operations and the timing of maintenance budgets at some of the Company's customers. Consequently, the Company's second quarter ending March 31 typically includes lower revenues than the other three quarters.

1. Liquidity and Sources of Capital

During the two years following its recapitalization in August 1988, the Company financed its acquisitions and activities principally with cash on hand and cash generated from the operations of its acquired businesses. Since that time, the Company has entered into bank credit facilities to supplement its necessary cash resources and finance its acquisitions.

On February 28, 1995, the Company executed a Revolving Credit and Term Loan Agreement (the "Credit Facility") with Bank One, which consolidated then existing term indebtedness previously incurred at the subsidiary levels and provided financing to be used for working capital support, capital expenditures, possible acquisitions and other general corporate purposes. During fiscal 1996, the Company executed two amendments to the Credit Facility providing for, among other things, financing for the acquisition of Graver Holding Company and its wholly owned subsidiary, Graver Tank & Mfg. Co., Inc. ("Graver") and an increase in permitted capital expenditures in fiscal year 1996.

The Credit Facility, as amended, consists of the following:

         (i) A term loan in the original amount of $12,000,000, payable in equal quarterly installments of $550,000 until February 28, 2000, when the remaining outstanding balance will be due. At September 30, 1996, the outstanding balance on this loan was $8,700,000.

         (ii) A revolving line of credit of up to $14,000,000. The borrowing amount is based on the Company's eligible accounts receivable and inventory, as defined. The principal amount outstanding plus all accrued and unpaid interest is due on February 28, 1998. Outstanding letters of credit, which totaled $2,854,000 at September 30, 1996, reduce the amount available for borrowing. On September 30, 1996, the outstanding balance on this loan was $7,452,000 and $3,694,000 was available for borrowing.

         (iii) An advancing term loan which was available until February 28, 1996 for capital expenditures. During fiscal 1996, the Company borrowed $2,000,000 under this loan which is payable in equal quarterly installments of $125,000 until February 28, 2000. At September 30, 1996, the outstanding balance on this loan was $1,750,000.

         (iv) A $3,000,000 acquisition loan used to purchase Graver. This loan is payable in equal quarterly installments of $125,000 until February 28, 2000 when the remaining outstanding balance will be due. At September 30, 1996, the outstanding balance on this loan was $2,750,000.

         (v) A $2,000,000 advancing term loan available until February 28, 1997 for capital expenditures. Beginning on May 28, 1997, any principal amount then outstanding will be payable in equal quarterly installments until February 28, 2001. At September 30, 1996, no amounts were outstanding under this loan.

All obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company and the pledge by the Company of the Common Stock of each of its direct subsidiaries. The obligations of the Company are guaranteed by each direct and indirect subsidiary. The Credit Facility contains certain covenants which provide for, among other things, maintenance of various financial ratios. At September 30, 1996, the Company was in compliance with all such covenants.

Required principal payments to be made by the Company in fiscal years 1997, 1998, 1999, 2000 and 2001 on long-term debt outstanding at September 30, 1996, are $3,373,000, $10,744,000, $3,200,000, $2,850,000 and $750,000, respectively.
The Company expects that cash generated from operations will be sufficient to repay these principal payments and related interest in fiscal 1997 and each of the following four fiscal years.

Cash provided by operating activities was $5,029,000 for fiscal 1996, as compared to $6,663,000 for fiscal 1995. The net cash provided operating activities in the current year resulted from net cash inflows from net income plus non-cash items aggregating $9,604,000 offset by net cash outflows due to changes in working capital items.

Cash used in investing activities of $9,852,000 for fiscal 1996 was primarily used for capital expenditures and the acquisition of Graver. The base purchase price recorded by the Company was $2,900,000. The seller is entitled to receive additional cash proceeds of up to $1,250,000 pursuant to the terms of an earn-out arrangement based on future profits (as defined) of Graver during each of the three fiscal years ending September 30, 1998. In fiscal year 1996, this contingent purchase consideration amounted to $236,000 and will be paid in fiscal 1997. These payments could affect liquidity in future years. In addition, the Company repaid Graver's existing bank obligations totaling $2,420,000. Net cash used in investing activities of $3,964,000 for fiscal 1995 was primarily used for capital expenditures and the acquisition of an exclusive worldwide license to use and market certain technology. Capital expenditures during fiscal year 1996 totaled $7,300,000 compared to last year's expenditures of $3,993,000. The 1996 amount includes $3 million principally for machinery and equipment, $2.4 million for tanks held for lease, $1.3 million for a new computer system, including hardware and software and $600,000 for facility improvements. During fiscal 1996, the Company completed the installation of a new corporate-wide management information system, and in July the Company acquired substantially all of the fixed assets of CTI Inspection Services, Inc. which is engaged in the business of providing non-destructive testing and inspection services for aboveground storage tanks and automated ultrasonic inspection of pressure vessels and piping. The acquisition of these assets were not included in the Company's original 1996 capital expenditure budget. The Company has currently budgeted $5 million for capital expenditures during fiscal 1997 including $2.9 million principally for machinery and equipment, $700,000 for tanks held for lease, $900,000 for computer hardware and software and $500,000 for facility improvements. The Company expects to be able to finance these expenditures with available working capital and credit facilities.

Net cash provided by financing activities of $5,338,000 in fiscal 1996 was primarily a result of borrowing for the acquisition of Graver and net borrowings under the Company's revolving line of credit and the Company's 1995 capital expenditure advancing term loan offset by the payment of Graver's existing bank obligations totaling $2,420,000 and regularly scheduled payments on long-term debt. During November 1995, the Company completed a program to repurchase small shareholders' common stock at no cost to the shareholder. Through this program the Company repurchased and retired 90,109 shares of stock at an aggregate purchase price of $293,000. Net cash used in financing activities of $4,023,000 in fiscal 1995 was primarily a result of net repayment of the Company's revolving lines of credit and regularly scheduled payments on long-term debt. In February, 1989, the Company acquired all the capital stock of HMT Inc. As partial consideration for the acquisition, the Company issued a promissory note in the principal amount of $1,500,000 to each of the two sellers. During fiscal 1995, the Company prepaid, in cash, the note payable to one of the sellers, who is now a director of the Company and converted the note payable to the other seller, who is a director and executive officer of the Company, into 183,006 shares of common stock. At the date of this transaction, each note had an outstanding principal balance of $583,333 and bore interest at the rate of 12% per annum.

On March 1, 1994 the Company acquired Brown-Minneapolis Tank & Fabricating Co. ("BMT") for a total base purchase price of $17,040,000 which was comprised of the following: (i) $11,540,000 in cash; (ii) a $500,000 promissory note; and
(iii) 1,600,000 shares of the Company's Common Stock with a value of $5,000,000. In addition, the Company may be required to pay up to $9,000,000 to the seller based upon future gross profits of BMT, as defined, during the five year period ending September 30, 1998. For fiscal years 1996 and 1995, such consideration amounted to $1,355,000 and $424,000, respectively and no such consideration was earned for fiscal year 1994. The amount earned for 1996 will be paid in fiscal 1997. These payments could affect liquidity in future periods.

The Company believes that its existing funds, amounts generated by operations, and amounts available for borrowing under its credit facility with Bank One will be sufficient to meet its working capital needs through fiscal 1997. Management continues to review acquisition opportunities. It is anticipated that any significant acquisition will require acquisition financing and will require the consent of Bank One. No assurances can be made that any such acquisition will be made, or that any such financing will be obtained on terms and conditions satisfactory to the Company.

2. Results of Operations

The Company's revenues are recognized on the percentage-of-completion method. The following table presents, as a percentage of revenues, certain selected financial data for the Company for the periods indicated.

                                                                            For the Year Ended
                                                                              September 30,
                                                              --------------------------------------------
                                                               1996                1995              1994
                                                              ------              ------            ------
Revenues                                                       100.0%              100.0%             100.%
Cost of revenues                                                74.5                73.5              71.6
                                                               -----               -----              ----
Gross profit                                                    25.5                26.5              28.4
Depreciation and amortization expense                            3.2                 3.2               4.0
Selling, general and administrative expenses                    16.1                18.0              20.3
                                                               -----               -----              ----
Operating profit                                                 6.2                 5.3               4.1
Interest and other income                                         .3                  .5                .1
Interest expense                                                 1.1                 1.3               1.8
Income tax expense                                               2.1                 1.8               1.2
                                                               -----               -----              ----
Income from continuing operations                                3.3%                2.7%              1.2%
                                                               =====               =====              ====

HMT Rubbaglas Limited was acquired on November 19, 1993, BMT was acquired on March 1, 1994, and Graver was acquired on March 28, 1996. The results of operations of these acquisitions are included in the consolidated financial statements since the respective dates of acquisition.

Fiscal 1996 Compared to Fiscal 1995

The Company's revenues increased by $21,987,000 or 22% in fiscal 1996 as compared to fiscal 1995. Approximately 57% of the increase was a result of the inclusion of Graver from the period March 29, 1996 to September 30, 1996. The remainder of the increase was primarily a result of an increase in demand for the Company's tank construction services and increased revenues from international operations.

The total amounts of contracts in backlog, as of September 30, 1996 and 1995, were approximately $43,492,000 and $36,723,000, respectively, including both the uncompleted portion of contracts in progress and contracts awarded but not yet started. The increase was principally attributable to the addition of Graver's backlog offset by a decrease in construction backlog. The majority of the backlog at September 30, 1996 is expected to be completed within a year.

Gross profit margin on revenues decreased from 26.5% in fiscal 1995 to 25.5% in fiscal 1996. This was primarily a net result of a change in the revenue mix of the business.

Selling, general and administrative expenses increased $1,709,000 or 10% from fiscal 1995 to 1996. Approximately 54% of the increase was a result of the acquisition of Graver. The remainder of the increase was primarily a result of increased costs associated with the Company's investment in a corporate wide management information system and the addition of new offices to serve expanded geographic markets. However, due to the increase in revenues, selling, general and administrative expenses, as a percentage of revenues, decreased from 18.0% in fiscal 1995 to 16.1% in fiscal 1996.

The Company had operating profit of $7,532,000 for fiscal 1996 compared to $5,353,000 for fiscal 1995 as a result of the items discussed above. Approximately 36% of the increase resulted from the acquisition of Graver.

Interest expense remained relatively constant from 1995 to 1996 despite increased debt levels due to decreased interest rates negotiated pursuant to the first amendment to the Credit Facility.

Current income tax expense consists of federal, state and foreign income taxes. Deferred income taxes consist principally of federal income taxes. The Company's effective income tax rate was 38.6% and 39.3% of income from continuing operations before income taxes in fiscal years 1996 and 1995, respectively. The rate varied from the statutory rate primarily due to goodwill amortization, which is not deductible for tax purposes, state taxes, and that, based on the Company's utilization of federal tax net operating loss carryforwards, the Company reversed $270,000 in 1996 and $240,000 in 1995 of its valuation allowance representing investment and research and development tax credits expiring principally in 2000 which are now expected to be utilized for tax purposes. The benefit for existing federal net operating loss carryforwards was recorded at the beginning of fiscal 1995 when the Company changed its method of accounting for income taxes. Therefore, although utilization of these carryforwards reduces the Company's liability for payment of federal income taxes, it does not benefit net income in current periods. At September 30, 1996, the Company had investment and research and development tax credit carryforwards of approximately $375,000 which expire principally in 2000 and alternative minimum tax credit carryforwards of approximately $670,000 which have no expiration date.

The Company had net income of $4,010,000 for fiscal 1996 compared to $2,731,000 for fiscal 1995. The majority of the increase resulted from higher volumes of revenues and the inclusion of Graver for the second half of the year in 1996.

Effective October 1996, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of". The adoption of SFAS No. 121 will not have a material effect on the Company's financial position or results of operations.

Effective October 1996, the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company's financial position or results of operations.

Fiscal 1995 Compared to Fiscal 1994

The Company's revenues increased by $31,477,000 or 46% in fiscal 1995 as compared to fiscal 1994. Approximately $19.3 million or 61% of this increase was attributable to revenues of BMT during the first five months of fiscal 1995. The remainder of the increase is primarily a result of an increase in demand for the Company's tank construction services and installation of its proprietary products.

Gross profit margin on revenues decreased from 28.4% in fiscal 1994 to 26.5% in fiscal 1995. The overall decrease in gross profit margins for the period was primarily caused by the impact of BMT, whose tank construction projects had lower gross profit margins than the margins associated with the Company's other operations. The decrease was somewhat offset, however, by an increase in gross margin in the Company's tank service business due to the emphasis management has placed on product sales and related installation contracts which have higher margins than the Company's repair and maintenance services. In addition the Company has combined the insurance requirements of all of its operations and restructured the overall insurance programs which, coupled with the Company's loss control measures and ongoing safety programs, resulted in a reduction of the insurance cost component of costs of revenues in fiscal 1995.

Selling, general and administrative expenses increased $4,031,000 or 29% from fiscal 1994 to fiscal 1995. The increase is primarily a result of the inclusion of BMT since its date of acquisition. However, due to the increase in revenues, selling, general and administrative expenses decreased as a percentage of revenues from 20.3% to 18.0%.

The Company had operating profit of $5,353,000 for fiscal 1995 compared to $2,798,000 for fiscal 1994. Approximately 17% of the increase was due to the inclusion of the operating profit of BMT for the full period in fiscal 1995 and the remainder was due to increased operating profit in all of the Company's operations resulting from increased volume discussed above.

Other income in fiscal 1995 includes a gain on the sale of land and buildings of $312,000. Interest expense increased from $1,233,000 during fiscal 1994 to $1,333,000 in fiscal 1995 principally due to increased term borrowing during fiscal 1994 to fund capital expenditures and to fund the acquisitions of Rubbaglas and BMT. Such increase was offset somewhat due to the Company's increased operating cash flow, decreased interest rates and the flexibility in cash management allowed by the consolidation of the Company's debt as discussed above.

Current income tax expense consists of state and foreign income taxes. Deferred income taxes consist principally of federal income taxes. The Company's effective income tax rate decreased from 52% of income from continuing operations before income taxes in fiscal 1994 to 39% in fiscal 1995. This decrease was due to higher earnings in fiscal 1995 and relatively constant goodwill amortization, which is not deductible for tax purposes and the reversal of the valuation allowance in fiscal 1995 discussed above.

The Company had income from continuing operations of $2,731,000 for fiscal 1995 compared to $796,000 during fiscal 1994. The majority of the increase resulted from higher volumes of revenues and higher gross margins in the Company's tank service business due to the emphasis management has placed on increased product sales and related installation contracts.

During fiscal 1994 the Company recorded a gain from discontinued operations of $154,000, net of federal income tax of $80,000 representing a gain on the sale of assets of Astrotech Space Operations, Inc. In addition, in fiscal 1994, the Company recorded a gain of $2,931,000 as a result of the cumulative effect of a change in accounting for income taxes.

Impact of Inflation

Operating results for the three-year period ended September 30, 1996 were not significantly affected by inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in this report on pages 21 through 44.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in accountants nor disagreements with accountants on accounting or financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Directors and Executive Officers of the Company will appear beneath the caption "Information Concerning Directors and Officers of the Company" in the Company's definitive Proxy Statement which will be distributed in connection with its 1997 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to management remuneration and transactions will appear beneath the caption "Executive Compensation" in the Company's definitive Proxy Statement which will be distributed in connection with its 1997 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to the ownership of equity securities by management and by beneficial owners of 5% or more of the Common Stock of the Company will be set forth under the captions "Principal Holders of Securities" and "Information Concerning Directors and Officers of the Company" in the Company's definitive Proxy Statement which will be distributed in connection with its 1997 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions between the Company and its Officers and Directors will appear beneath the caption "Information Concerning Directors and Officers of the Company" in the Company's definitive Proxy Statement which will be distributed in connection with its 1997 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information will be incorporated herein by reference as of the date of such filing.

In the event that the Company's definitive Proxy Statement to be distributed in connection with its 1997 Annual Meeting of Stockholders is not filed, or mailed for filing, with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company's last fiscal year, the Company will amend this Report within such time period to provide the information required by Part III hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) & (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Astrotech International Corporation and subsidiaries are required by Item 8:

      Consolidated Balance Sheet at September 30, 1996 and 1995.

      Consolidated Statement of Income for the Years Ended September 30, 1996, 1995 and 1994.

      Consolidated Statement of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994.

      Consolidated Statement of Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994.

The following schedule of Astrotech International Corporation and subsidiaries are required by Item 14(d):

      Schedule II  -  Valuation and qualifying accounts

All other financial statements and schedules not listed have been omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a)(3) EXHIBITS

Exhibits are listed in the Exhibit Index which is on pages 46 and 47 of this Form 10-K.

(b) REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Stockholders
Astrotech International Corporation:

We have audited the consolidated financial statements and financial statement schedule of Astrotech International Corporation and subsidiaries as listed in
Item 14(a) (1) and (2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrotech International Corporation and subsidiaries as of September 30, 1996 and 1995 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. In addition, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly the information required to be included therein.

As discussed in Note 1, the Company changed its method of accounting for income taxes in fiscal 1994.

                                               COOPERS & LYBRAND L.L.P.

600 Grant Street
Pittsburgh, Pennsylvania
December 6, 1996

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

September 30, 1996 and 1995
(Dollars in Thousands, Except Share Data)

                                                                    1996                 1995
                                                               ---------------      --------------
ASSETS
CURRENT ASSETS
   Cash                                                               $   515             $    --
   Trade accounts receivable, net of allowance of
    $176 in 1996 and $170 in 1995 (Note 3)                             28,490              19,821
   Inventories (Note 4)                                                 4,622               4,225
   Costs and estimated earnings in excess
    of billings on uncompleted contracts (Note 5)                       6,046               4,348
   Deferred income taxes (Notes 1 and 10)                               2,042               2,143
   Prepaid expenses and other current assets                            1,283                 887
                                                               ---------------      --------------

                   TOTAL CURRENT ASSETS                                42,998              31,424

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                 2,404               2,134
   Buildings                                                            6,751               4,066
   Furniture and office equipment                                       2,801               1,546
   Machinery and equipment                                             16,895              13,034
   Tanks and trucks held for lease                                      7,336               4,980
                                                               ---------------      --------------

                                                                       36,187              25,760

   Less accumulated depreciation and amortization                      10,082               7,658
                                                               ---------------      --------------

                                                                       26,105              18,102
OTHER ASSETS

   Costs in excess of net assets acquired, net
    of accumulated amortization of $4,327 in
    1996 and $3,740 in 1995 (Note 2)                                   17,690              15,689
   Other assets                                                         1,571               1,336
                                                               ---------------      --------------

                   TOTAL ASSETS                                       $88,364             $66,551
                                                               ===============      ==============

See Notes to Consolidated Financial Statements.

                                                          1996                       1995
                                                  -------------------        -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Checks not yet presented for payment, net                    $    --                       $443
Accounts payable                                               7,621                      6,630
Notes payable                                                     70                         19
Accrued compensation and benefits                              3,996                      2,811
Accrued expenses and other current liabilities                 7,959                      5,555
Earn-Outs payable                                              1,670                        544
Billings in excess of costs and estimated
 earnings on uncompleted contracts (Note 5)                    5,587                      2,743
Current portion of long-term debt (Note 6)                     3,373                      2,396
                                                  -------------------        -------------------

    TOTAL CURRENT LIABILITIES                                 30,276                     21,141

LONG-TERM DEBT (Note 6)                                       17,544                     10,086

DEFERRED INCOME TAXES (Notes 1 and 10)                         3,491                      2,006

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, authorized
 20,000,000 shares; issued and outstanding
 9,868,706 shares in 1996 and 9,929,315
 shares in 1995 (Notes 7 and 8)                                   99                         99
Additional capital                                            59,734                     60,009
Retained earnings (deficit)                                  (22,780)                   (26,790)
                                                  -------------------        -------------------

                                                              37,053                     33,318
                                                  -------------------        -------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $88,364                    $66,551
                                                  ===================        ===================

See Notes to Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
For the years ended September 30, 1996, 1995 and 1994
(Dollars in Thousands, Except Share Data)

                                                                    1996                1995               1994
                                                              -----------------    ---------------    ----------------
Continuing operations:
   Revenues                                                           $122,190            100,203             $68,726

   Cost of revenues                                                     91,102             73,651              49,195
   Depreciation and amortization expense                                 3,852              3,204               2,769
   Selling, general and administrative expenses                         19,704             17,995              13,964
                                                              -----------------    ---------------    ----------------

          OPERATING PROFIT                                              $7,532             $5,353              $2,798

   Interest and other income                                               329                481                  94
   Interest expense                                                     (1,331)            (1,333)             (1,233)
                                                              -----------------    ---------------    ----------------
          INCOME FROM CONTINUING
           OPERATIONS BEFORE INCOME TAXES                                6,530              4,501               1,659

   Income tax expense                                                   (2,520)            (1,770)               (863)
                                                              -----------------    ---------------    ----------------

          INCOME FROM CONTINUING OPERATIONS                              4,010              2,731                 796

Discontinued operations (Note 9):
   Gain on sale of assets of ASO, net of income tax
    expense of $80                                                          --                 --                 154
                                                              -----------------    ---------------    ----------------
          INCOME BEFORE CUMULATIVE EFFECT
           OF CHANGE IN ACCOUNTING PRINCIPLE                             4,010              2,731                 950

Cumulative effect of change in accounting
 principle for income taxes (Note 1)                                        --                 --               2,931
                                                              -----------------    ---------------    ----------------

          NET INCOME                                                    $4,010             $2,731              $3,881
                                                              =================    ===============    ================

Earnings per common and dilutive common
  equivalent share (Note 1):

   Income from continuing operations                                     $0.40              $0.28               $0.09
   Income before cumulative effect of change
    in accounting principle                                              $0.40              $0.28               $0.10
   Cumulative effect of change in accounting principle                      --                 --               $0.32
   Net income                                                            $0.40              $0.28               $0.42
   Weighted average shares outstanding                              10,108,397          9,886,296           9,157,393

See Notes to Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended September 30, 1996, 1995 and 1994
(Dollars in Thousands)

                                                                      1996              1995              1994
                                                                  --------------    --------------    --------------
Cash flows from operating activities:
 Net income                                                              $4,010            $2,731            $3,881
   Adjustments to reconcile net income to net cash provided
    by operating activities of continuing operations:
      Depreciation                                                        3,227             2,629             2,258
      Amortization                                                          625               575               511
      Deferred income taxes                                               1,790             1,280               595
      Net gain on sale of land, buildings, and equipment                    (48)             (347)               (9)
      Income from discontinued operations                                    --                --              (234)
      Cumulative effect of change in accounting principle                    --                --            (2,931)
      Cash provided (used) by assets and liabilities:
        Trade accounts receivable                                        (3,246)             (936)           (3,283)
        Inventories                                                        (250)             (743)             (717)
        Costs and estimated earnings in excess of
         billings on uncompleted contracts                                 (730)              268                (7)
        Prepaid expenses and other assets                                  (128)             (536)              163
        Accounts payable                                                    232              (590)            2,311
        Accrued compensation and benefits                                   576               992               184
        Accrued expenses                                                    352               804              (743)
        Billings in excess of costs and estimated
         earnings on uncompleted contracts                               (1,381)              536               (28)
        Other liabilities                                                    --                --               186
                                                                  --------------    --------------    --------------
          NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                                     5,029             6,663             2,137
                                                                  --------------    --------------    --------------

Cash flows from investing activities:
 Capital expenditures                                                    (7,300)           (3,993)           (2,083)
 Contingent purchase consideration paid                                    (544)               --                --
 Cash paid for license agreement                                             --              (265)               --
 Net cash paid for acquisition of subsidiaries and
  related expenses, net of cash acquired                                 (2,836)               --           (11,104)
 Proceeds from notes receivable from employee                               613                --                --
 Cash received from sale of subsidiary                                       --                --               234
 Cash received from sale of land, buildings and equipment                   215               294               175
                                                                  --------------    --------------    --------------
          NET CASH USED IN INVESTING ACTIVITIES                          (9,852)           (3,964)          (12,778)
                                                                  --------------    --------------    --------------

Cash flows from financing activities:
 Proceeds under revolving lines of credit and notes payable              47,081            22,080            28,515
 Proceeds from long-term debt                                             5,000               400            10,061
 Repayments under revolving lines of credit and notes payable           (41,626)          (23,780)          (26,309)
 Repayments of long-term debt to related parties                           (160)             (968)             (417)
 Repayments of other long-term debt                                      (4,239)           (2,193)           (1,862)
 Checks not yet presented for payment, net                                 (443)              443                --
 Cash paid for stock repurchase                                            (293)               --                --
 Other                                                                       18                (5)               (9)
                                                                  --------------    --------------    --------------
          NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                                           5,338            (4,023)            9,979
                                                                  --------------    --------------    --------------
Increase (decrease) in cash                                                $515           ($1,324)            ($662)
                                                                  ==============    ==============    ==============

See Notes to Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the years ended September 30, 1996, 1995 and 1994

(Dollars in Thousands)

                                                                                                                     Retained
                                                                               Common            Additional          Earnings
                                                                                Stock              Capital           (Deficit)
                                                                           ----------------    ----------------   ----------------
BALANCE AT SEPTEMBER 30, 1993                                                           81              54,454            (33,402)

Net income                                                                                                                  3,881
Issuance of Common Stock issued in con-
 nection with the acquisition of BMT (Note 2)                                           16               4,984
Costs of extending the Warrants,
 net of Warrants exercised                                                                                  (9)
                                                                           ----------------    ----------------   ----------------

BALANCE AT SEPTEMBER 30, 1994                                                           97              59,429            (29,521)

Net income                                                                                                                  2,731
Issuance of 183,006 shares of Common
 Stock, net of costs of issuance (Note 6)                                                2                 575
Stock options and Warrants exercised                                                                         5
                                                                           ----------------    ----------------   ----------------

BALANCE AT SEPTEMBER 30, 1995                                                           99              60,009            (26,790)


Net income                                                                                                                  4,010
Repurchase of 90,109 shares (Note 7)                                                    (1)               (292)
Exercise of stock options, net of costs of issuance                                      1                  17
                                                                           ----------------    ----------------   ----------------

BALANCE AT SEPTEMBER 30, 1996                                                           99              59,734            (22,780)
                                                                           ================    ================   ================

See Notes to Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company provides engineering, design, fabrication, maintenance services and construction of steel structures for a variety of industries, including refining, petrochemical, water storage, pulp and paper, mining, alcohol, agriculture, wastewater treatment, power generation and process systems. The Company's broad range of products include large aboveground storage tanks (and related parts and constituent products), pressure vessels, bins, silos, stacks and liners, scrubbers and shop built tanks (both underground and aboveground). The Company also provides non-destructive testing and inspection services for large aboveground storage tanks, pressure vessels and piping and also offers mobile storage tank leasing services.

Basis of Presentation

The consolidated financial statements include the accounts of Astrotech International Corporation and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Acquisitions

Acquisitions have been accounted for using the purchase method of accounting. The results of operations for the periods since the respective dates of acquisition are included in the consolidated financial statements. Costs in excess of net assets acquired are amortized on the straight-line method principally over forty years. Any contingent purchase consideration accrued or paid increases costs in excess of net assets acquired and is amortized over the remaining amortization period of such intangible asset. The Company regularly reviews the individual components of the balances of all of its long term assets by analyzing the future recoverability of the assets and recognizes, on a current basis, any diminution in value.

New Accounting Pronouncements

Effective October 1996, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." The adoption of SFAS No. 121 will not have a material effect on the Company's financial position or results of operations.

Effective October 1996, the Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company's financial position or results of operations.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures for additions and improvements are capitalized, while those for maintenance and repairs are expensed as incurred. The cost and accumulated depreciation or amortization of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in results of operations. Provisions for depreciation are computed for financial reporting purposes using the straight-line method based on estimated useful lives. Depreciation for tax reporting purposes is computed principally on accelerated methods. Total accumulated depreciation on tanks and trucks held for lease at September 30, 1996 and 1995 was $1,374,000 and $904,000, respectively.

Other Assets

Included in other assets are patents and license agreements which are recorded at cost and are being amortized on the straight-line method based on their respective estimated useful lives ranging up to 17 years.

Revenue Recognition

Revenues primarily arise from contracts and are recognized on the percentage-of-completion method. Revenues are measured by the percentage of costs incurred to date to total costs estimated for some contracts and the percentage of direct labor dollars earned for other contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. It is reasonably possible that future operating results may be affected if actual contract costs incurred differ from total contract costs currently estimated by management.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed and costs incurred. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. Generally, contracts are progress billed as work progresses.

Operating Cycle

In accordance with industry practice, the Company classifies as current assets amounts relating to long-term construction contracts which may have terms extending beyond one year but are expected to be realized during the normal operating cycle of the Company. The liabilities in the accompanying balance sheets which have been classified as current liabilities are those expected to be satisfied by the use of assets classified as current assets.

Research and Development

Expenditures for research and development activities are expensed as incurred. For the years ended September 30, 1996, 1995 and 1994, research and development expenses were $381,000, $439,000 and $334,000, respectively.

Income Taxes

The Company computes income taxes under the liability method. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences reverse, and based on the expected utilization of net operating loss and tax credit carryforwards. Deferred tax expense or benefit is the result of changes in such basis differences, enacted rates and expected utilization of carryforwards.

As a result of the adoption of SFAS No. 109 in fiscal 1994, the Company recorded a gain from cumulative effect of change in accounting principle of $2,931,000. The gain arose principally from the tax effect of anticipated use of net operating loss carryforwards existing at October 1, 1993. As of September 30, 1996, the Company has used all of its previously available net operating loss carryforwards.

Earnings Per Common Share

Earnings per common and dilutive common equivalent share are computed by dividing income from continuing operations, income before cumulative effect of change in accounting principle and net income, respectively, by the weighted average number of shares and dilutive common equivalent shares of common stock outstanding during the year. Outstanding Warrants were anti-dilutive and certain outstanding stock options have a dilutive effect in the three years presented.

Foreign Currency Translation

The functional currencies for the Company's foreign operations are the applicable local currencies. The translation of the applicable foreign currencies into U.S. dollars for balance sheet accounts is performed using rates of exchange in effect at the balance sheet date. Income statements are translated at average exchange rates during the period. For the years ended September 30, 1996, 1995 and 1994, such translation adjustments were not significant.

Concentration of Credit Risk

The Company grants credit to customers involved primarily in the petroleum and petrochemical industries. The Company performs ongoing credit evaluations of its customers to minimize its credit risk.

Reclassifications

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the current year presentation.


2. ACQUISITIONS

A. Graver Tank & Mfg. Co., Inc.

On March 28, 1996, the Company acquired Graver Holding Company and its wholly-owned subsidiary, Graver Tank & Mfg. Co., Inc. (collectively "Graver"). Graver designs, manufactures and erects storage tanks and pressure vessels for the petroleum and process industries. Graver also provides nickel-clad installations for the power generation and air pollution industries, providing fabrication and erection of scrubbers, chimneys, and stack liners.

The base purchase price recorded by the Company of $2,900,000 consisted of $2,750,000 in cash and $150,000 of acquisition-related expenses. The seller is entitled to receive additional cash proceeds of up to $1,250,000 pursuant to the terms of an earn-out arrangement based on future profits (as defined) of Graver during each of the three fiscal years ending September 30, 1998. For fiscal year 1996, this contingent purchase consideration amounted to $236,000. In addition, the Company repaid Graver's existing bank obligations totaling $2,420,000. A portion of the cash consideration paid for Graver was provided through a credit facility with Bank One, Texas, N.A. See Note 6.

The acquisition has been accounted for using the purchase method of accounting. The results of operations of Graver commencing March 29, 1996 are included in the consolidated financial statements. Costs of the acquisition in excess of net assets of the business acquired were approximately $1,154,000.

The following unaudited pro forma information shows the results of operations of the Company and Graver for the fiscal years ended September 30, 1996 and 1995, assuming the companies had combined as of October 1, 1994:

                                                                      1996                        1995
                                                                    -------                      -------
          Revenues                                                 $132,579,000                 $130,329,000
          Net income                                               $  3,344,000                 $    959,000
          Net income per common share                              $        .33                 $        .10

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the companies had been combined during the periods presented and is not intended to be a projection of future results.

B. Brown-Minneapolis Tank & Fabricating Co. ("BMT")

On March 1, 1994, the Company acquired BMT, a designer, fabricator and field erector of steel structures including storage tanks, bins, stacks, vessels and shop-built tanks (both underground and aboveground). The base purchase price recorded by the Company of $17,040,000 consisted of $11,540,000 in cash, a $500,000 subordinated promissory note, and 1,600,000 shares of Astrotech common stock with an aggregate assigned value of $5,000,000 based on the market price of the stock on March 1, 1994. The remaining balance of $425,000 on the subordinated promissory note is included in long-term debt. The seller of BMT is also entitled to contingent purchase consideration of up to $9,000,000 in cash based upon future gross profits (as defined) of BMT during the five-year period ending September 30, 1998. For fiscal years 1996 and 1995, this contingent purchase consideration amounted to $1,355,000 and $424,000, respectively and no such consideration was earned for fiscal year 1994.

The results of operations of BMT commencing March 1, 1994 are included in the consolidated financial statements. Costs of the acquisition in excess of net assets of the business acquired were approximately $5,425,000.

C. HMT Rubbaglas Limited

On November 19, 1993, the Company acquired all the capital stock of HMT Rubbaglas Limited, a privately-held British company headquartered in London, England. HMT Rubbaglas designs, manufactures and installs equipment for the aboveground storage tank industry. HMT Rubbaglas has a manufacturing facility in London, England and a sales network and distribution system throughout the United Kingdom, Continental Europe, Africa and the Middle East. The purchase price paid by the Company for all of the outstanding stock of HMT Rubbaglas was $2,250,000. In addition, the Company will be obligated to pay a contingent purchase consideration in the form of an Earn-Out of up to 850,000 pounds sterling based upon future operating profits of Rubbaglas during each of the five years ending September 30, 1998. No such consideration was earned for fiscal years 1996, 1995 or 1994. Costs of the acquisition in excess of the net assets acquired were approximately $1,500,000.

The following unaudited pro forma information shows the results of operations of the Company, BMT, and HMT Rubbaglas for the fiscal year ended September 30, 1994, assuming the companies had combined as of October 1, 1993:

                                                                       1994
                                                                      ------

          Revenues                                                 $83,663,000
          Income from continuing operations                            321,000
          Income from continuing operations
           per common share                                                .03
          Net income                                                 3,406,000
          Net income per common share                              $       .35

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the companies had been combined during the periods presented and is not intended to be a projection of future results.

3. TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable at September 30, 1996 and 1995 arose from the following:

                                                                           1996                   1995
                                                                      ------------            ------------

  Completed contracts and product sales                                $10,626,000             $ 7,282,000
  Uncompleted contracts                                                 14,779,000               9,868,000
  Retainage                                                              3,085,000               2,671,000
                                                                       -----------             -----------
                                                                       $28,490,000             $19,821,000
                                                                       ===========             ===========

4. INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method. At September 30, 1996 and 1995, inventories consisted of the following:

                                                                           1996                   1995
                                                                       -----------             -----------
  Raw materials and component parts                                    $ 3,589,000             $ 3,283,000
  Work in process                                                          596,000                 306,000
  Finished goods                                                           437,000                 636,000
                                                                       -----------             -----------
                                                                       $ 4,622,000             $ 4,225,000
                                                                       ===========             ===========

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts at September 30, 1996 and 1995 consisted of the following:

                                                                           1996                 1995
                                                                       -----------           -----------
  Costs incurred on uncompleted contracts                              $95,609,000           $51,364,000
  Estimated earnings                                                    15,150,000            10,026,000
                                                                       -----------           -----------
                                                                       110,759,000            61,390,000
  Less billings to date                                                110,300,000            59,785,000
                                                                       -----------           -----------
                                                                       $   459,000           $ 1,605,000
                                                                       ===========           ===========

Included in the accompanying consolidated balance sheet under the following captions:

                                                                          1996                  1995
                                                                       -----------           -----------
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                                $ 6,046,000           $ 4,348,000
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                                     5,587,000             2,743,000
                                                                       -----------           -----------
                                                                       $   459,000           $ 1,605,000
                                                                       ===========           ===========


6. LONG-TERM DEBT

On February 28, 1995, the Company executed a Revolving Credit and Term Loan Agreement (the "Credit Facility") with Bank One, which consolidated then existing term indebtedness previously incurred at the subsidiary levels and provided financing to be used for working capital support, capital expenditures, possible acquisitions and other general corporate purposes. During fiscal 1996, the Company executed two amendments to the Credit Facility providing for, among other things, financing for the acquisition of Graver and an increase in permitted capital expenditures in fiscal year 1996.

The Credit Facility, as amended, consists of the following:

         (i) A term loan in the original amount of $12,000,000, which consolidated all of the term bank borrowings previously existing at the Company's subsidiary level, bearing interest at the Company's option at either the bank's base rate plus a spread ranging from 1/4 percent to 1/2 percent or at various LIBOR rates plus spreads ranging from 1 3/4 percent to 2 3/4 percent. The applicable spread is based upon the ratio of the Company's total liabilities to tangible net worth, as defined. Interest is payable either quarterly or at certain LIBOR contract termination dates. At September 30, 1996, the interest rate was 7.2%. The term loan is payable in equal quarterly installments of $550,000 until February 28, 2000, when the remaining outstanding balance will be due.

         (ii) A revolving line of credit of up to $14,000,000, bearing interest at options 1/4 percent below the same options available under the term loan. In addition, the Company pays a quarterly commitment fee of 1/4 percent per annum on the average daily unused amount. The borrowing amount is based on the Company's eligible accounts receivable and inventory, as defined. At September 30, 1996, the weighted average interest rate was 7.1%. The principal amount outstanding plus all accrued and unpaid interest is due on February 28, 1998. Outstanding letters of credit, which totaled $2,854,000 at September 30, 1996, reduce the amount available for borrowing. On September 30, 1996, $3,694,000 was available for borrowing.

         (iii) An advancing term loan which was available until February 28, 1996 for capital expenditures bearing interest at the same options as the term loan. During fiscal 1996, the Company borrowed $2,000,000 under this loan which is payable in equal quarterly installments of $125,000 until February 28, 2000. At September 30, 1996, the interest rate was 7.2%.

         (iv) A $3,000,000 acquisition loan used to purchase Graver. This loan bears interest at the same options as the term loan and is payable in equal quarterly installments of $125,000 until February 28, 2000 when the remaining outstanding balance will be due. At September 30, 1996, the interest rate was 7.2%.

         (v) A $2,000,000 advancing term loan available until February 28, 1997 for capital expenditures bearing interest at the same options as the term loan. Beginning on May 28, 1997, any principal amount then outstanding will be payable in equal quarterly installments until February 28, 2001. At September 30, 1996, no amounts were outstanding under this loan.

All obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company and the pledge by the Company of the Common Stock of each of its direct subsidiaries. The obligations of the Company are guaranteed by each direct and indirect subsidiary. The Credit Facility contains certain covenants which provide for, among other things, maintenance of various financial ratios. At September 30, 1996, the Company was in compliance with all such covenants.

As partial consideration for the acquisition of HMT Inc. in 1989, the Company issued a promissory note in the principal amount of $1,500,000 to each of the two sellers. During the third quarter of fiscal 1995, the Company prepaid, in cash, the note payable to one of the sellers, who is now a director of the Company and converted the note payable to the other seller, who is a director and executive officer of the Company, into 183,006 shares of common stock. The conversion rate was based on the market price of the Common Stock at the time of the exchange. Each note had an outstanding principal balance of $583,333 and bore interest at the rate of 12% per annum.

Long-term debt at September 30, 1996 and 1995 consisted of the following:

                                                                         1996                   1995
                                                                     -----------             -----------
     Term loan                                                       $ 8,700,000             $10,900,000
     Revolving line of credit                                          7,452,000               1,050,000
     1995 Advancing term loan                                          1,750,000                   -
     Acquisition loan                                                  2,750,000                   -
     Other                                                               265,000                 532,000
                                                                     -----------             -----------
                                                                      20,917,000              12,482,000
     Less current portion                                              3,373,000               2,396,000
                                                                     -----------             -----------
                                                                     $17,544,000             $10,086,000
                                                                     ===========             ===========

Required principal payments on long-term debt outstanding at September 30, 1996 for the next five fiscal years are as follows:

                        1997             $ 3,373,000
                        1998             $10,744,000
                        1999             $ 3,200,000
                        2000             $ 2,850,000
                        2001             $   750,000

Effective October 1, 1995, the Company adopted SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires disclosure about fair value of all financial instruments. At September 30, 1996, the only financial instruments held by the Company are its long-term debt obligation. Based on interest rates currently available, management believes that the carrying amount of long-term debt is a reasonable estimation of fair value.

7. COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK

Each share of Common Stock is entitled to one vote on all matters considered at a meeting of stockholders unless otherwise provided in fixing the relative rights and preferences on one or more classes of preferred stock which may be established.

On March 31, 1995, all of the Company's outstanding Warrants (858,346) expired in accordance with their terms. Each Warrant had entitled the holder thereof to purchase one share of Common Stock at a price of $6.00 per share.

During November 1995, the Company completed a program to repurchase small shareholders' common stock at no cost to the shareholder. Through this program the Company repurchased 90,109 shares of stock at an aggregate purchase price of $293,000.

8. STOCK OPTIONS

A. 1984 Stock Option Plan

In 1984, the Company adopted a Stock Option Plan (the "1984 Plan") for eligible employees, including officers and directors. At September 30, 1996 and 1995, options to purchase 18,832 shares of Common Stock were outstanding and exercisable at a price of $1.94 per share. No additional options may be granted under the 1984 Plan.

B. 1989 Stock Incentive Plan

In 1989, the Company's Board of Directors adopted the 1989 Stock Incentive Plan (the "Stock Incentive Plan") which was approved by the stockholders at the annual meeting held on May 18, 1989. Options may be granted to key employees of the Company and to directors who are employees or consultants of the Company. The Stock Incentive Plan is intended to attract and retain key employees and consultants of outstanding competence and to provide such employees and consultants with an incentive to achieve long-term corporate objectives by giving them an opportunity to acquire an equity interest in the Company. No Stock Appreciation Rights and Restricted Stock Options, allowed by the plan, have been granted.

During 1996, options to purchase 15,000 shares of Common Stock expired, options to purchase 29,500 shares of Common Stock at an average price of $1.78 per share were exercised and options to purchase 35,000 shares of Common Stock were issued. At September 30, 1996, options to purchase 414,500 shares of Common Stock were outstanding and exercisable at an average price of $3.40 per share. Pursuant to the Stock Incentive Plan, 516,180 shares of Common Stock, including 101,680 shares reserved for options which are available for grant, were reserved at September 30, 1996 for issuance by the Company.

During 1995, options to purchase 22,000 shares of Common Stock expired, options to purchase 4,000 shares of Common Stock at an average price of $1.13 per share were exercised and options to purchase 59,500 shares of Common Stock were issued. At September 30, 1995, options to purchase 424,000 shares of Common Stock were outstanding and exercisable at an average price of $3.33 per share. Pursuant to the Stock Incentive Plan, 545,680 shares of Common Stock, including 121,680 shares reserved for options which are available for grant, were reserved at September 30, 1995 for issuance by the Company.

C. 1994 Stock Option Plan for Employees of Brown-Minneapolis Tank & Fabricating Co.

In connection with the Company's acquisition of BMT, the Company's Board of Directors adopted the 1994 Stock Option Plan for Employees of BMT ("1994 BMT Plan") which was approved by the Company's stockholders at the annual meeting held on May 17, 1994. Pursuant to the 1994 BMT Plan (which became effective on March 1, 1994, the day the Company completed the acquisition of BMT), 400,000 shares of Common Stock were reserved for issuance by the Company in connection with awards of stock options under the 1994 BMT Plan. These shares are available for issuance to key employees of BMT or any BMT subsidiary. Effective March 1, 1994, stock options to purchase 400,000 shares of Common Stock were awarded to 19 key employees of BMT (none of whom are executive officers or directors of the Company). The exercise price of each stock option was $3.125 (equal to the fair market value, as defined in the 1994 BMT plan, on the date of grant). Such options are not exercisable during the first year after grant and are exercisable, cumulatively, at the rate of 20% for each year thereafter until the fifth anniversary of the date of grant when such options become vested and fully exercisable.

The 1994 BMT Plan is intended to promote the future growth and financial success of the Company and its BMT subsidiary by attracting and retaining key employees of outstanding competence for BMT and providing such employees an incentive to achieve long term corporate objectives by giving them an opportunity to acquire an equity interest in the Company.

At September 30, 1996 and 1995, options to purchase 400,000 shares of Common Stock were outstanding, 194,500 and 80,000, respectively, of which were exercisable on that date and 400,000 shares of Common Stock were reserved for issuance by the Company.

D. 1995 Nonemployee Directors Stock Option Plan

In February 1995, the Company's Board of Directors adopted the 1995 Nonemployee Directors Stock Option Plan ("Directors Plan") which was approved by the Company's stockholders on May 9, 1995. All directors of the Company who are not employees are eligible to receive options to purchase Common Stock under the Directors Plan. Each of the four eligible directors received an option to purchase 10,000 shares at an exercise price of $3.1875 (equal to the fair market value of the Common Stock on the date of grant). Such options were not exercisable during the first year after grant and are fully exercisable thereafter until the tenth anniversary of the grant date. In addition, current directors are ineligible to receive additional options under the Directors Plan, although any new eligible director will be granted, at election or appointment, an option to purchase 10,000 shares at an exercise price equal to the fair market value on the date of grant. The maximum number of shares which may be issued pursuant to the Directors Plan is 100,000. At September 30, 1996, options to purchase 40,000 shares of Common Stock were outstanding, all of which were exercisable on that date and 40,000 shares of Common Stock were reserved for issuance by the Company.

9. DISCONTINUED OPERATIONS

On October 29, 1987, substantially all of the assets of Astrotech Space Operations, Inc. ("ASO") were sold. During fiscal year 1994, the Company recorded an additional gain on the sale of the assets of ASO of $234,000 representing additional purchase consideration earned for the preceding calendar year. No further amounts can be earned under the terms of the purchase agreement.

10. INCOME TAXES

The income tax provisions for the years ended September 30, 1996, 1995 and 1994 consisted of the following:

                                                       1996              1995           1994
                                                    ----------       ----------      ----------
  Current:

     Federal                                        $  150,000       $    -          $    -
     State                                             420,000          450,000         204,000
     Foreign                                           160,000           40,000         144,000
  Deferred:

     Federal                                         1,730,000        1,370,000         539,000
     State                                              60,000          (90,000)        (24,000)
                                                    ----------       ----------      ----------
                                                    $2,520,000       $1,770,000      $  863,000
                                                    ==========       ==========      ==========


Foreign income taxes arise from income before taxes aggregating $467,000, $43,000 and $403,000 in fiscal 1996, 1995 and 1994, respectively, from the combined operations of the Company's Australian, British and Canadian subsidiaries and all other income taxes arise principally from the domestic operations of the Company.

Deferred tax assets (liabilities) at September 30, 1996 and 1995 are comprised of the following:

                                                                   1996                1995
                                                               -----------         -----------
  Net operating loss carryforwards                             $   159,000         $   459,000
  Tax credit carryforwards                                       1,045,000             780,000
  Accrued expenses, deductible when paid                         1,138,000           1,685,000
                                                               -----------         -----------
     Gross deferred tax assets                                   2,342,000           2,924,000
  Gross deferred tax liability - fixed
    asset basis differences                                     (3,791,000)         (2,517,000)
  Valuation allowance                                                   -             (270,000)
                                                               -----------         -----------
                                                               $(1,449,000)        $   137,000
                                                               ===========         ===========

The valuation allowance in 1995 represented tax credit carryforwards which were not expected to be utilized prior to expiration. During fiscal 1996 and 1995, based on the Company's utilization of federal tax net operating loss carryforwards resulting from higher than expected earnings, the Company reversed $270,000 and $240,000, respectively of its valuation allowance representing investment and research and development tax credits expiring principally in 2000 which are now expected to be utilized.

The provision for income taxes from income from continuing operations in 1996, 1995 and 1994 varied from the U.S. statutory rate for the following reasons:

                                                                    1996           1995           1994
                                                                  --------       --------       --------
  Federal statutory rate                                             34.0%          34.0%         34.0%
  Amortization of goodwill                                            3.3            4.3          10.3
  Foreign income                                                     (2.4)           (.3)         (8.3)
  Foreign income taxes                                                2.5             .9           8.7
  State income taxes, net of federal benefit                          4.8            5.3           8.1
  Other, net                                                           .5             .4           (.8)
  Reversal of valuation allowance                                    (4.1)          (5.3)            -
                                                                     ----           ----          ----
                                                                     38.6%          39.3%         52.0%
                                                                     ====           ====          ====

At September 30, 1996, the Company had investment and research and development tax credit carryforwards of approximately $375,000 which expire principally in 2000 and alternative minimum tax credit carryforwards of approximately $670,000 which have no expiration date.

11. CONSOLIDATED STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

The following noncash investing and financing transactions have been excluded from the Consolidated Statement of Cash Flows:

        During the year ended September 30, 1996, the Company acquired Graver Tank & Mfg. Co., Inc. Fair value of net assets acquired was $2,900,000 consisting of assets acquired of $12,964,000 and liabilities assumed of $10,064,000.

        During the year ended September 30, 1995, the Company received a mortgage note in the amount of $497,000 for the sale of land and buildings and issued shares of Common Stock to a related party in exchange for a promissory note payable of $583,000. The Company also refinanced long-term debt and notes payable of $13,111,000.

        During the year ended September 30, 1994, the Company issued shares of Common Stock with an assigned value of $5,000,000 and a promissory note of $500,000 in connection with the acquisition of BMT. The Company also refinanced long-term debt of $3,043,000.

        For the years ended September 30, 1996 and 1995, the Company has recorded contingent purchase consideration related to prior acquisitions totaling $1,591,000 and $544,000, respectively. These amounts are accrued in the year earned and paid in the following year.

For the years ended September 30, 1996, 1995 and 1994, the Company made cash payments for income taxes of $718,000, $647,000 and $214,000, respectively. Cash paid for interest was $1,305,000, $1,334,000, and $1,261,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

12. COMMITMENTS AND CONTINGENCIES

A. Leases

The Company leases certain facilities and equipment under operating leases which contain renewal options and escalation clauses in some cases. Rent expense for these operating leases for the years ended September 30, 1996, 1995 and 1994 amounted to $699,000, $553,000 and $496,000, respectively.

The Company leases office space from two entities in which a director and a director-officer of the Company have ownership interests. During 1996, 1995 and 1994, total lease payments to related parties were $154,000, $223,000 and $230,000, respectively.

Future annual minimum payments under noncancellable operating leases at September 30, 1996 are as follows:

                Year ending
               September 30,
               -------------
                   1997                   $287,000
                   1998                    216,000
                   1999                    146,000
                   2000                     96,000
                   2001                     46,000
                                          --------
                                          $791,000
                                          ========

B. Litigation

On March 19, 1996, the Company's HMT Inc. subsidiary was served with a Complaint filed in Superior Court of California, County of Contra Costa. This matter arises out of a tank fire which occurred in June of 1995, at a refinery in northern California, where Company employees were replacing seals on an aboveground storage tank. This Complaint, filed by Valerie Vega-Wright, seeks to certify a class of persons affected by the fire under theories of negligence, nuisance, battery, trespass and strict liability. The Complaint seeks damages for, among other things, personal injuries and loss of property value, and is requesting unspecified compensatory and punitive damages. The Company has removed this litigation to the U.S. District Court for the Northern District of California. On October 22, 1996, HMT was served with a Complaint in Allison v. Unocal et al, which was simultaneously filed in the Contra Costa Superior Court. The Complaint seeks damages for alleged personal injuries, property damage and punitive damages. Two hundred sixteen plaintiffs contend that they were injured as a result of the tank fire and seek damages against HMT as well as the owner of the refinery. The Company is currently attempting to request the federal court that all actions be remanded back to the state court based on this second Complaint. The Company's insurance carriers (both primary and excess) have been notified and both the Company and its insurance carriers are assessing the claims and related policy coverages. This matter is in its initial stages and investigative activities are continuing. While the ultimate outcome cannot now be determined because of the uncertainties which exist, the Company believes that its insurance coverages are adequate to address its potential liability, if any; and any unfavorable result not covered by insurance could result in a material charge which has not been reflected in the accompanying financial statements. The Company intends to vigorously defend this action.

The Company is a party to certain other legal proceedings occurring in the ordinary course of business. Based upon information presently available to it, the Company does not believe that the final outcome of any of these other matters will have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

C. Insurance

The Company's insurance program for workers' compensation, general liability and group medical is partially self-insured. Estimated costs of claims outstanding of $4,667,000 at September 30, 1996 under these self-insurance agreements are included in accrued liabilities in the accompanying consolidated balance sheet. It is reasonably possible that the ultimate cost of claims outstanding could differ from management's current estimates. In connection with the Company's insurance programs, a standby letter of credit has been issued by the Company in the amount of $2,764,000 to cover reimbursement obligations for self-insurance claims to be paid by the Company's insurer.

13. RETIREMENT PLANS

The Company maintains three separate 401(k) retirement savings plans. Eligible employees, as defined, can contribute varying amounts, up to 18% of eligible salary. The Company (i) may make discretionary contributions based upon profits as determined by the Board of Directors and (ii) matches employee participant contributions in an amount equal to (a) 25% of each participant's contribution up to a maximum of 4% of a participant's salary, (b) 75% of each participating employee's contribution of up to a maximum of 6% of the participating employee's compensation for each year or (c) 50% of each participating employee's contribution of up to a maximum of 4% of the participating employee's compensation for each year. The plans are funded currently and the Company has recorded expense, pursuant to the Company match, of $404,000, $344,000 and $266,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

The Company also contributes to union-sponsored retirement plans for its employees covered under collective bargaining agreements. Amounts contributed are determined based upon a percentage of wages paid or amounts per hour worked by such employees or a match of the employees' contributions.

14. MAJOR CUSTOMERS, FOREIGN OPERATIONS AND EXPORT SALES INFORMATION

The industrial storage industry is the only business segment in which the Company operates. No customer accounted for more than 10% of revenues in fiscal years 1996, 1995 and 1994.

The Company has operations in Australia, Singapore, England and Canada which generated aggregate revenues of $8,173,000, $6,024,000 and $7,384,000 and aggregate net income of $305,000, $3,000 and $259,000 during the years ended September 30, 1996, 1995 and 1994, respectively. Aggregate identifiable assets of these foreign operations at September 30, 1996 and 1995 were $6,104,000 and $5,142,000, respectively.

The Company also has export sales to various countries which amounted to $4,765,000, $1,089,000 and $1,210,000 for the years ended September 30, 1996,
1995 and 1994, respectively.


15. QUARTERLY FINANCIAL INFORMATION (Unaudited)

     (Dollars in thousands, except per share data)

1996 Fiscal Quarters                                   First        Second        Third       Fourth         1996
--------------------                                 ---------     --------      -------     --------      --------
Revenues                                              $ 25,910    $ 24,019      $ 33,008     $ 39,253      $122,190
Gross profit before depreciation
 and amortization expense                                6,815       6,667         8,361        9,245        31,088
Net income                                                 866         696         1,082        1,366         4,010
Net income per common share*                               .09         .07           .11          .14           .40

1995 Fiscal Quarters                                   First        Second        Third       Fourth         1995
--------------------                                 ---------     --------      -------     --------      --------
Revenues                                              $ 24,871    $ 22,832      $ 23,551     $ 28,949      $100,203
Gross profit before depreciation
 and amortization expense                                6,589       6,454         6,167        7,342        26,552
Net income                                                 659         475           591        1,006         2,731
Net income per common share*                               .07         .05           .06          .10           .28

* Quarterly figures may not total to year-end numbers due to rounding.

                      ASTROTECH INTERNATIONAL CORPORATION

               VALUATION & QUALIFYING ACCOUNTS (SEC Schedule II)

                             (Dollars in Thousands)

                               Balance at        Charged                                      Balance at
                                Beginning          to                                           End of
  Classification               of Period         Expense       Deductions        Other          Period
  --------------               ---------         -------       ----------        -----          ------
Year Ended September 30, 1996:
------------------------------
Allowance for
  Doubtful Accounts               $170           $   -          $ (35)           $  41(1)         $176

Deferred income tax
   valuation allowance            $270           $   -          $(270)(2)        $   -            $  -


Year Ended September 30, 1995:
------------------------------
Allowance for
  Doubtful Accounts               $ 30           $140           $   -            $   -            $170

Deferred income tax
   valuation allowance            $510           $  -           $(240)(2)        $   -            $270


Year Ended September 30, 1994:
------------------------------
Allowance for
  Doubtful Accounts             $  -             $  -           $   (8)(3)       $  38(4)         $ 30

Deferred income tax
   valuation allowance          $  -             $510(5)        $   -            $   -            $510

(1) Acquired through acquisition of Graver.
(2) Reversal of allowance due to expected utilization of investment and research and development tax credits expiring principally in 2000.
(3) Accounts written off, less recoveries.
(4) Acquired through acquisition of BMT.
(5) Included in cumulative effect of change in accounting principle for income taxes.

Signatures

       Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASTROTECH INTERNATIONAL CORPORATION

                                        By: /s/ S. Kent Rockwell
                                           ------------------------------
                                              S. Kent Rockwell
                                           Chairman of the Board,
                                           Chief Executive Officer and
                                           Chief Financial Officer

Date:  December 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                         Title
        ---------                                         -----
  /s/ S. Kent Rockwell                              Chairman of the Board,
---------------------------                         Chief Executive Officer and
  S. Kent Rockwell                                  Chief Financial Officer; and Director
  Date: December 23, 1996

 /s/ T. Richard Mathews                             President and Director
---------------------------
 T. Richard Mathews
 Date: December 23, 1996

 /s/ Raymond T. Royko                               Vice President, Secretary and
---------------------------                         General Counsel
 Raymond T. Royko
 Date: December 23, 1996

 /s/ Helen Vardy Gricks                             Treasurer and Chief
---------------------------                         Accounting Officer
 Helen Vardy Gricks
 Date: December 23, 1996

 /s/ Fred E. Baxter, Jr.                            Director
---------------------------
 Fred E. Baxter, Jr.
 Date: December 23, 1996

 /s/ John Henry                                     Director
---------------------------
 John Henry
 Date: December 23, 1996

 /s/ Robert F. Kastelic                             Director
---------------------------
 Robert F. Kastelic
 Date: December 23, 1996

 /s/ Roger W. Thiltgen                              Director
---------------------------
 Roger W. Thiltgen
 Date: December 23, 1996

                               INDEX TO EXHIBITS

Exhibit No. 3       Articles of Incorporation and By-laws.
-------------

              (i) Certificate of Incorporation of Astrotech International Corporation ("Astrotech") (Incorporated by reference to Astrotech's Registration Statement on Form S-4 No. 33-22919).

              (ii) By laws of Astrotech, as amended on October 3, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on December 18, 1995.)

Exhibit No. 4       Instruments defining the rights of security holders,
-------------       including indentures.

              (a) Certificate of Designations/$1.20 Cumulative Convertible Preferred Stock (Incorporated by reference to Astrotech's Registration Statement on Form S-4 No. 33-22919).

              (b) Plan of Recapitalization and Agreement of Merger, dated as of March 25, 1988, between Astrotech International Corporation, a Delaware corporation ("Old Astrotech"), and New AIX Corporation, a Delaware Corporation and wholly-owned subsidiary of Old Astrotech (Incorporated by reference to Astrotech's Registration Statement on Form S-4 No. 33-22919).

Exhibit No. 10      Material Contracts.
--------------

              (a) Astrotech International Corporation 1984 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 No. 33-3360).*

              (b) Astrotech International Corporation 1989 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 No. 33-29745).*

              (c)   The 1994 Stock Option Plan for Employees of
                    Brown-Minneapolis Tank & Fabrication Co. (Incorporated by reference to the Company's Registration Statement on Form S-8 No. 33-85106).*

              (d) Stock Purchase Agreement dated as of February 7, 1994, by and among Irwin Jacobs, the Company and Brown-Minneapolis Tank & Fabricating Co. (Incorporated by reference to
                    Exhibit 10(i) to the Company's Current Report on Form 8-K filed on March 14, 1994).

              (e) Revolving Credit and Term Loan Agreement entered into the 28th day of February 1995, by and between the Company and Bank One, Texas, N.A.--a national banking association and First Amendment (incorporated by reference to the Company's Current Reports on Form 8-K filed on March 9, 1995 and April 10, 1996, respectively).

              (f) The Company's 1995 NonEmployee Directors' Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders filed on or about April 10, 1995).*

              (g) Stock Purchase Agreement dated as of March 7, 1996, by and among Timothy J. McDavid, Astrotech International Corporation, Graver Holding Company and Graver Tank & Mfg. Co. (incorporated by reference to the Company's current report on Form 8-K filed on April 10, 1996).

-------------------
* Denotes management contract or compensatory plan.

Exhibit No. 11   Statement re computation of per share earnings
--------------

Exhibit No. 21   Subsidiaries of the Registrant.
--------------

Exhibit No. 23   Consent of Independent Certified Public Accountants.
--------------

Exhibit No. 27   Financial Data Schedule
--------------