Form 10-K/A
period 1996-09-30
ASTROTECH INTERNATIONAL CORP /NEW
filed 1997-01-27
CIK 835759

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                  FORM 10-K/A

                                Amendment No. 1

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 1996

Commission File No. 1-10011

                      ASTROTECH INTERNATIONAL CORPORATION
                      -----------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                             25-1570579
                    --------                             ----------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

               960 Penn Avenue, Suite 800, Pittsburgh, PA   15222
               --------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (412) 391-1896

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Exchange on
         Title of Class                          Which Registered
         --------------                        -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

As of December 1, 1996, 9,874,706 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the American Stock Exchange) held by non-affiliates was approximately $37,290,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

         Astrotech International Corporation (the "Company" or "Astrotech"), the undersigned registrant, hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended September 30, 1996, in their entirety as set forth on the pages attached hereto:

                                                                              Page Number
                                                                              -----------
         PART III

         Item 10.   Directors and Executive Officers                               3 - 4

         Item 11.   Executive Compensation                                         5 - 6

         Item 12.   Security Ownership of Certain Beneficial Owners
                    and Management                                                 7 - 8

         Item 13.   Certain Relationships and Related Transactions                 9

         Signature                                                                10

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS
          --------------------------------

FRED E. BAXTER, JR.                                        Director Since l983
                                                           Age:  53

Since September, 1992 Mr. Baxter has been a sole practitioner in his independent law office. He practiced previously as partner at the law firm of Grogan, Graffam, McGinley & Lucchino at Three Gateway Center, 22nd Floor, Pittsburgh, Pennsylvania 15222. Prior to February 1988 Mr. Baxter practiced with and was the President of the law firm of Gondleman, Baxter, McVerry, Smith, Yatch & Trimm, P.C., 450 Fifth Avenue, Pittsburgh, Pennsylvania 152l9. He became associated with that law firm in l972. Since l983, he has been a director of the Central Blood Bank of Pittsburgh, which is located at 8l2 Fifth Avenue, Pittsburgh, Pennsylvania 152l9. Mr. Baxter's term expires in 1999.

JOHN HENRY                                                 Director Since 1992
                                                           Age:  70

Since 1978, Mr. Henry has been President and Vice-Chairman of Sinclair & Rush, Inc., a plastics manufacturer located in St. Louis, Missouri. From 1967 to 1978, Mr. Henry was a Senior Vice President of Rockwell International Corporation and served as President of its Admiral Corporation subsidiary. Mr. Henry serves on the Board of Directors of Sinclair & Rush, Inc., and is a member of the Board of Trustees of Duquesne University in Pittsburgh, Pennsylvania. Mr. Henry's term expires in 1998.

ROBERT F. KASTELIC                                         Director Since 1988
                                                           Age:  62

Mr. Kastelic is Chairman of Quasitronics, Inc., and President of Xetca, Inc. (d/b/a X-Mark Industries "X-Mark/CDT"), formerly wholly-owned subsidiaries of the Company. Quasitronics, Inc. is a designer and manufacturer of computer peripheral hardware and instrumentation and control systems for industry and is located at 2ll Vandale Drive, Houston, Pennsylvania l5342. X-Mark is engaged in the precision fabrication business and is located at 200l N. Main Street, Washington, Pennsylvania l530l. Mr. Kastelic served as Executive Vice President, Treasurer and Chief Financial Officer of the Company from July l985 to September l986. Mr.Kastelic's term expires in 1997.

T. RICHARD MATHEWS                                         Director Since 1992
                                                           Age:  48

From December 1978 until February 22, 1989, Mr. Mathews was Vice-President and Secretary of HMT, Suite 350, 4422 F.M. 1960 W., Houston, Texas 77068. From February 22, 1989, to October 3, 1985, Mr. Mathews served as President and Chief Operating Officer of HMT. Mr. Mathews was appointed President and Chief Operating Officer of the Company on October 3, 1995. Mr. Mathews' term expires in 1999.

S. KENT ROCKWELL                                           Director Since 1985
                                                           Age:  52

Mr. S. Kent Rockwell has been Chairman of the Company since August l989, Chief Executive Officer of the Company since August 1987 and President of the Company from April l988 to October 1995. Mr. Rockwell's term expires in 1997.

ROGER W. THILTGEN                                          Director Since 1989
                                                           Age:  44

Mr. Thiltgen served as Vice President - Market Development from March 6, 1992, to May 9, 1995. Prior thereto, Mr. Thiltgen had provided consulting services for intellectual property matters and various development projects for the three-year period ended February 21, 1992. From December 1978 until February 22, 1989, Mr. Thiltgen was President of HMT Inc. Mr. Thiltgen is president of DIASU Building, Inc. and HMT Investments, Inc., leasing companies. Mr. Thiltgen is also president of Champion Resources, Inc., an oil and gas and real estate firm, chairman of G.S. Evans Sales and Manufacturing located in Little Rock, Arkansas and Tanglewood Resort and Conference Center located in Pottsboro, Texas. Mr. Thiltgen's term expires in 1998.

Except as otherwise indicated, each director of the Company has held the principal occupation identified herein for at least five years. All the directors and executive officers of the Company are citizens of the United States and Mr. S. Kent Rockwell's business address is at the Company, 960 Penn Avenue, Suite 800, Pittsburgh, Pennsylvania l5222. Messrs. Thiltgen's and Mathews' business address is 4422 F.M. l960, Houston, Texas 77068; Mr. Kastelic's business address is 2001 North Main Street, Washington, Pennsylvania 15301, Mr. Henry's business address is 157 North Drive, Pittsburgh, PA 15238, and Mr. Baxter's business address is 3445 Babcock Boulevard, Pittsburgh, PA 15237.

Executive Officers:

RAYMOND T. ROYKO                                           Age:  50

Mr. Royko has served as Vice President, Secretary and General Counsel of the Company since October 1986. From September 1975 to March, 1986 he served as Secretary and General Counsel of The Union Corporation. From March, 1986 through December, 1986 he served as a consultant to The Union Corporation. The Union Corporation is principally engaged in financial services and is located in Greenwich, Connecticut.

EDWARD C. SHERRY, JR.                                      Age:  54

In March 1994, Mr. Sherry was appointed the Company's Vice President of Corporate Relations. From 1965 to 1980 he held various management positions in sales, marketing, real estate, finance and public affairs with Exxon Company, USA. From 1980 to 1987 Mr. Sherry served as General Manager of retail marketing with Pennzoil Company and from 1987 to 1991, he had general management responsibility for GW Resources, Inc. a diversified privately-held management company. Prior to joining the Company he served various clients as a consultant.

HELEN VARDY GRICKS                                         Age:  34

Ms. Gricks was appointed the Company's Treasurer and Chief Accounting Officer on May 17, 1994. Prior to her appointment as Treasurer, Ms. Gricks served the Company as Director, Corporate Accounting from 1989 and prior thereto was Manager, Consolidation Accounting. Ms. Gricks joined the Company in 1985.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

         The following table summarizes certain information regarding compensation paid or accrued during each of the Company's last three fiscal years for those executive officers whose annual compensation exceeded $100,000 during the fiscal year ended September 30, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation
                        Annual Compensation                      Awards               Payouts
                        -------------------             Other    ----------------------------
          Name                                          Annual   Restricted                      All Other
          and                                           Compen-  Stock                LTIP       Compen-
          Principal                                     sation   Award(s)  Options/   Payouts    sation
          Position      Year     Salary    Bonus        ($)                SARs                  (1) (2)
          S. Kent       1996     $250,000  $100,000         -0-  None      None       None       $6,029
          Rockwell      1995     $250,000  $100,000         -0-  None      15,000     None       $7,218
          Chairman/     1994     $250,000  $45,000          -0-  None      None       None       $8,109
          CEO

          T. Richard    1996     $225,000  $75,000          -0-  None      None       None       $4,146
          Mathews       1995     $210,000  $11,443          -0-  None      None       None       $6,930
          President(3)  1994     $210,000    -0-            -0-  None      None       None       $6,930

          Raymond       1996     $150,000  $33,000          -0-  None      None       None       $5,468
          T. Royko      1995     $150,000  $30,000          -0-  None      3,000      None       $6,750
          V.P.,         1994     $150,000  $10,000          -0-  None      None       None       $6,750
          Secretary
          and
          General
          Counsel


(1) Includes amounts in company contributions accrued during each fiscal year for each of Messrs. Rockwell, Mathews and Royko pursuant to the Company's Profit Sharing Plan established under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "401(k) Plan").

(2) The Company maintains a Split-Dollar Life Insurance Program for S. Kent Rockwell. Under this Program, Mr. Rockwell is the owner of a life insurance policy whereby the Company pays the annual premium for this coverage and Mr. Rockwell has assigned certain rights in the policy to the Company as collateral insuring that the Company will recover the full amount of premium paid by the Company from any benefits payable under the policy.

(3) Mr. Mathews had entered into an employment agreement to act as President of HMT which commenced on February 22, 1989, the date the Company acquired HMT. Mr. Mathews received an annual base salary of $210,000 and for the fiscal year ending September 30, 1996, was entitled to bonus equal to a percentage of the operating profits of HMT for such fiscal year. On October 3, 1995, Mr. Mathews was appointed President and Chief Operating Officer of the Company and his employment agreement with HMT automatically terminated.

       Except as otherwise set forth, the aggregate amount of personal benefits provided to all current executive officers individually and as a group for the fiscal year ended September 30, 1996, did not exceed the lesser of $50,000 or ten percent of the compensation reported in the Cash Compensation Table under "Executive Compensation."

                      Stock Options Granted in Fiscal 1996

         No grant of stock options to purchase common stock was made to any executive officer during fiscal 1996. No Stock Appreciation Rights were granted during fiscal 1996 and none were outstanding at September 30, 1996.

                  Option Exercises and Fiscal Year End Values
                  -------------------------------------------

         Shown below is information with respect to the unexercised options to purchase the Company's Common Stock under the Company's Stock Option Plans to the named officers and held by them at September 30, 1996. None of the named officers exercised any stock options during fiscal l996.

            Aggregated Option/SAR Exercises in Last Fiscal Year and
                         Fiscal Year End Option Values
            -------------------------------------------------------

                                                                              Value of
                                                       Number of              Unexercised
                                                       Unexercised            In-the-Money
                                                       Options                Options at
                                                       FY-End (#)             FY-End ($)
                     Shares
                     Acquired on      Value            Exercisable/           Exercisable/
Name                 Exercise (#)     Realized ($)     Unexercisable          Unexercisable (1)
----                 ------------     ------------     -------------          -----------------
S. Kent Rockwell     None             None             67,000/None               187,220/0

T. Richard Mathews   None             None             15,000/None                60,000/0

Raymond T. Royko     None             None             39,500/None                87,015/0

(1) Fiscal year ended September 30, 1996. The average price of the Common Stock on September 30, 1996, on the American Stock Exchange was $5.25.

Directors Compensation

         Directors who are not otherwise compensated as officers or employees of, nor consultants to, the Company or its subsidiaries are paid a monthly retainer of $1,000, attendance fees of $500 per Board meeting and $250 for each Committee meeting, plus out-of-pocket expenses incurred in performing their duties. Directors who are also consultants are eligible to receive the fees for attendance at Board and Committee meetings, but not the monthly retainer.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

         As of December 31, 1996, the following persons were the only persons known by the Company to own beneficially more than five percent of the Common Stock. Except as indicated, each beneficial owner listed below exercises sole voting power and sole investment power over the shares beneficially owned.

                                    Name and Address of       Number of Shares           Percent
Title of Class                       Beneficial Owner         Beneficially Owned         of Class
--------------                      -------------------       ------------------         --------
Common Stock                        T. Richard Mathews              670,403(1)             6.76%
                                    4422 FM 1960 W.
                                    Suite 350
                                    Houston, TX 77068

Common Stock                        Roger W. Thiltgen               517,260(2)             5.21%
                                    14650 Champion Forest Dr.
                                    #1801
                                    Houston, TX  77069

Common Stock                        S. Kent Rockwell              1,452,152(3)            14.57%
                                    407 Landon Gate
                                    Fox Hall
                                    Pittsburgh, PA 15238

Common Stock                        Irwin Jacobs                  1,600,000               16.16%
                                    c/o Jacobs Management
                                    Corporation
                                    100 South Fifth Street
                                    Minneapolis, MN  55402


(1) Includes 34,877 shares of Common Stock held of record by Mr. Mathews' minor son as to which Mr. Mathews shares voting and investment power and 15,000 shares of Common Stock which Mr. Mathews has the right to acquire within 60 days pursuant to an option granted under the Company's Stock Incentive Plan.

(2) Includes 12,690 shares of Common Stock held of record by Mr. Thiltgen's minor children as to which Mr. Thiltgen shares voting and investment power and 20,000 shares of Common Stock which Mr. Thiltgen has the right to acquire within 60 days pursuant to an option granted under the Stock Incentive Plan and the Non-employee Directors Stock Option Plan.

(3) Includes 1,380,052 shares of Common Stock held of record by Rockwell Venture Capital, Inc. The sole stockholder of Rockwell Venture Capital, Inc. is Mr. Rockwell and as such has sole voting and investment power. Also includes 67,000 shares of Common Stock which Mr. Rockwell has the right to acquire within 60 days pursuant to options granted under the 1984 Option Plan and the Stock Incentive Plan.

         As of the December 31, 1996, the holdings of the Company's directors, individually, and all officers and directors as a group were as follows. Except as indicated, each beneficial owner listed below exercises sole voting power and sole investment power over the shares beneficially owned.

                                                                        Shares of Common Stock
                                                                          Beneficially Owned
                                                                       as of December 31, 1996 (1)
                                                                      ----------------------------
         Name                     Position                            Number               Percent
         ----                     --------                            ------               -------
S. Kent Rockwell           Chairman, Chief Executive
                           Officer, President and
                           Treasurer, and Director                    1,452,152(2)         14.57%

Fred E. Baxter, Jr.        Director                                      10,540              *

John Henry                 Director                                      30,000              *

Robert F. Kastelic         Director                                      12,472(3)           *

Roger W. Thiltgen          Director                                     517,260(4)          5.21%

T. Richard Mathews         President and Director                       670,403(5)          6.76%

Raymond T. Royko           Vice President, Secretary
                           and General Counsel                           44,200              *

All directors and
  officers as a group
  (nine individuals)                                                  2,755,193            27.32%
-------

*Less than one percent


(1)  The number of shares of Common Stock with respect to S. K. Rockwell, Roger
     W. Thiltgen, T. Richard Mathews, Raymond T. Royko and all current directors and officers as a group include the following number of shares that such individuals and group, respectively, have the right to acquire pursuant to stock options within 60 days: 67,000, 20,000, 15,000, 39,500 and 183,666.

(2) Includes 1,380,052 shares of Common Stock held of record by Rockwell Venture Capital, Inc. ("RVC"). The sole shareholder of RVC is Mr. Rockwell and as such has sole voting and investment power.

(3)  Includes 1,100 shares of Common Stock held by Mr. Kastelic's wife.

(4) Includes 12,690 shares of Common Stock held of record by Mr. Thiltgen's minor children as to which Mr. Thiltgen shares voting and investment power.

(5) Includes 34,877 shares of Common Stock held of record by Mr. Mathews' minor son as to which Mr. Mathews shares voting and investment power.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         Messrs. Roger W. Thiltgen and T. Richard Mathews have an ownership interest in DIASU Building Inc. which leases office space to the Company under agreement providing for monthly rental payments of $9,952. The Company's management believes that the terms of these leases are no less favorable to the Company than those which could be obtained from an unaffiliated third party.

         On March 1, 1994, the Company acquired all of the Capital Stock of Brown-Minneapolis Tank & Fabricating Co. ("BMT") from Mr. Irwin Jacobs. The consideration paid by the Company to Mr. Jacobs was comprised of the following:
(i) $11,515,000 in cash; (ii) 1,600,000 shares of Common Stock; (iii) a $500,000 unsecured subordinated promissory note; and (iv) contingent annual cash payments for a period of five years beginning as of October 1, 1993, in an amount equal to 50% of the BMT Calculated Profit Amount (as defined in the Stock Purchase Agreement) for each of the fiscal years ended September 30, 1994 through 1998, inclusive; provided, however that in no event shall the aggregate contingent payments to Mr. Jacobs exceed $9,000,000. For fiscal years 1995 and 1996 this contingent purchase consideration amounted to $424,000 and $1,355,000, respectively.

                                   Signature
                                   ---------

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ASTROTECH INTERNATIONAL CORPORATION

                                     BY: /s/ Raymond T. Royko
                                         ------------------------------------
                                          Raymond T. Royko
                                          Vice President and Secretary

Date:    January 27, 1997