Form 10-Q
period 1996-12-31
ASTROTECH INTERNATIONAL CORP /NEW
filed 1997-02-05
CIK 835759

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    -------

                                   FORM 10-Q

Mark One

 [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended December 31, 1996

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the Transition period from _______________ to ________________

Commission File Number 1-10011

                      ASTROTECH INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                         25-1570579
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                960 Penn Avenue, Suite 800, Pittsburgh, PA 15222
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (412) 391-1896

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_   No___

     As of January 31, 1997, there were 9,922,206 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                                                                                                      Pages
                                                                                                      -----
Condensed Consolidated Balance Sheet at
      December 31, 1996 and September 30, 1996....................................................    1 - 2

Condensed Consolidated Income Statement for the
      Three Months Ended December 31, 1996 and December 31, 1995.................................         3

Condensed Consolidated Statement of Cash Flows for the
      Three Months Ended December 31, 1996 and December 31, 1995..................................        4

Condensed Consolidated Statement of Stockholders' Equity for the
      Three Months Ended December 31, 1996........................................................        5

Notes to Condensed Consolidated Financial Statements..............................................    6 - 8

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition........................................................   9 - 12


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.........................................................................       13

Item 6. Exhibits and Reports on Form 8-K..........................................................       13

Signatures    ....................................................................................       14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands, Except Share Data)

                                                                                         December 31,       September 30,
                                                                                             1996                1996
                                                                                         -----------        ------------
ASSETS                                                                                   (Unaudited)              *
CURRENT ASSETS
   Cash                                                                                    $     -             $   515
   Trade accounts receivable                                                                23,236              28,490
   Inventories  (Note 2)                                                                     5,435               4,622
   Costs and estimated earnings in excess
    of billings on uncompleted contracts                                                     6,275               6,046
   Deferred income taxes                                                                     1,637               2,042
   Prepaid expenses and other current assets                                                 1,432               1,283
                                                                                           -------             -------

          TOTAL CURRENT ASSETS                                                              38,015              42,998

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                      2,404               2,404
   Buildings                                                                                 6,738               6,751
   Furniture and office equipment                                                            2,874               2,801
   Machinery and equipment                                                                  17,486              16,895
   Tanks and trucks held for lease                                                           7,576               7,336
                                                                                           -------             -------

                                                                                            37,078              36,187

   Less accumulated depreciation and amortization                                           10,892              10,082
                                                                                           -------             -------

                                                                                            26,186              26,105
OTHER ASSETS
   Costs in excess of net assets acquired, net of accumulated amortization of $4,513 at December 31, 1996 and $4,327 at
    September 30, 1996                                                                      17,658              17,690
   Other assets                                                                              1,551               1,571
                                                                                           -------             -------

          TOTAL ASSETS                                                                     $83,410             $88,364
                                                                                           =======             =======

* Summarized from audited balance sheet included in the Company's 1996 Annual Report on Form 10-K.

See Notes to Condensed Consolidated Financial Statements.

                                                                                          December 31,    September 30,
                                                                                             1996             1996
                                                                                          -----------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                      (Unaudited)          *
CURRENT LIABILITIES
   Accounts payable                                                                        $ 6,446          $ 7,621
   Notes payable                                                                                35               70
   Accrued compensation and benefits                                                         3,134            3,996
   Accrued expenses and other current liabilities                                            8,144            7,959
   Earn-Outs payable                                                                         1,590            1,670
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                                        6,572            5,587
   Current portion of other long-term debt                                                   3,373            3,373
                                                                                           -------          -------

          TOTAL CURRENT LIABILITIES                                                         29,294           30,276

OTHER LONG-TERM DEBT                                                                        12,092           17,544

DEFERRED INCOME TAXES                                                                        3,686            3,491

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value, authorized
    20,000,000 shares; issued and outstanding
    9,902,206 at December 31, 1996 and
    9,868,706 shares at September 30, 1996                                                      99               99
   Additional capital                                                                       59,837           59,734
   Retained earnings (deficit)                                                             (21,598)         (22,780)
                                                                                           -------          -------

                                                                                            38,338           37,053
                                                                                           -------          -------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $83,410          $88,364
                                                                                           =======          =======

* Summarized from audited balance sheet included in the Company's 1996 Annual Report on Form 10-K.

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

(Dollars in Thousands, Except Share Data)

                                                               Three Months      Three Months
                                                                  Ended             Ended
                                                               December 31,      December 31,
                                                                   1996              1995
                                                               ------------      ------------
                                                               (Unaudited)       (Unaudited)
Revenues                                                       $    33,804       $   25,910

Cost of revenues                                                    25,279           19,095
Depreciation and amortization expense                                1,139              872
Selling, general and administrative expenses                         5,218            4,269
                                                               -----------       ----------

          OPERATING PROFIT                                           2,168            1,674

Interest and other income                                               87               35
Interest expense                                                      (298)            (275)
                                                               -----------       ----------

          INCOME BEFORE INCOME TAXES                                 1,957            1,434

Income tax expense:

   Current                                                            (175)            (133)
   Deferred                                                           (600)            (435)
                                                               -----------       ----------

          NET INCOME                                           $     1,182       $      866
                                                               ===========       ==========


Earnings per common and dilutive common equivalent
 share (Note 3):
   Net income                                                  $      0.12       $     0.09
   Weighted average shares outstanding                          10,150,154        9,990,383

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

                                                                                    Three Months    Three Months
                                                                                       Ended           Ended
                                                                                    December 31,    December 31,
                                                                                        1996            1995
                                                                                    ------------    ------------
                                                                                    (Unaudited)     (Unaudited)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  $  5,887        $ (1,434)
                                                                                     --------        --------

Cash flows from investing activities:
 Capital expenditures                                                                  (1,070)         (1,187)
 Contingent purchase consideration paid                                                   (80)           (544)
 Cash received from sale of land, buildings and equipment                                  15              36
                                                                                     --------        --------

       NET CASH USED IN INVESTING ACTIVITIES                                           (1,135)         (1,695)
                                                                                     --------        --------

Cash flows from financing activities:
 Proceeds under revolving lines of credit and other notes payable                       7,950          13,610
 Proceeds from long-term debt                                                               -             651
 Repayments under revolving lines of credit and other notes payable                   (12,637)        (10,978)
 Repayments of other long-term debt                                                      (800)           (550)
 Checks not yet presented for payment, net                                                180             689
 Cash paid for stock repurchase                                                             -            (293)
 Other                                                                                     40               -
                                                                                     --------        --------

       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (5,267)          3,129
                                                                                     --------        --------

Decrease in cash                                                                     $   (515)       $      -
                                                                                     ========        ========


See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the three months ended December 31, 1996

(Dollars in Thousands)

(Unaudited)

                                                                                                          Retained
                                                                          Common          Additional      Earnings
                                                                          Stock            Capital        (Deficit)
                                                                          ------          ----------      ---------
BALANCE AT SEPTEMBER 30, 1996                                              $99             $59,734        $(22,780)

Net income                                                                                                   1,182
Exercise of stock options                                                                      103
                                                                           ---             -------        --------

BALANCE AT DECEMBER 31, 1996                                               $99             $59,837        $(21,598)
                                                                           ===             =======        ========


See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

The condensed consolidated financial statements include the accounts of Astrotech International Corporation and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

2. INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                                                     December 31,             September 30,
                                                                        1996                     1996
                                                                     ------------             ------------
            Raw materials and components parts                       $  4,596,000             $  3,589,000
            Work in process                                               552,000                  596,000
            Finished goods                                                287,000                  437,000
                                                                     ------------             ------------
                                                                     $  5,435,000             $  4,622,000
                                                                     ============             ============


3. EARNINGS PER COMMON SHARE

Earnings per share are computed by dividing the respective income statement caption by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

4. ACQUISITION OF GRAVER TANK & MFG. CO., INC.

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

5. CHANGES IN ACCOUNTING

Effective October 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." The adoption of SFAS No.121 did not have a material effect on the Company's financial position or results of operations.

Effective October 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. The Company has elected to continue using the measurement prescribed by APB Opinion No. 25, and accordingly, the adoption of this pronouncement did not affect the Company's financial position or results of operations. Management plans to include the required disclosures under SFAS No. 123 in the notes to its fiscal year 1997 consolidated financial statements.

6. CONTINGENCIES

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

RESULTS OF OPERATIONS

The Company's revenues are recognized on the percentage-of-completion method. The following table presents, as a percentage of revenues, certain selected financial data for the Company for the periods indicated:

                                                                                For the Three Months
                                                                                 Ended December 31,
                                                                                 ------------------
                                                                                 1996          1995
                                                                                 ----          ----
Revenues                                                                        100.0%        100.0%
Cost of revenues                                                                 74.8          73.7
                                                                                -----         -----

Gross profit                                                                     25.2          26.3

Depreciation and amortization expense                                             3.4           3.3
Selling, general and administrative expense                                      15.4          16.5
                                                                                -----         -----

Operating profit                                                                  6.4           6.5

Other income                                                                       .3            .1
Interest expense                                                                  (.9)         (1.1)
Income tax expense                                                               (2.3)         (2.2)
                                                                                -----         -----
Net income                                                                        3.5%          3.3%
                                                                                =====         =====

The Company acquired Graver on March 28, 1996. The results of operations of Graver are included in the condensed consolidated financial statements for the first quarter of fiscal 1997 and are not included in the first quarter of fiscal 1996.

The Company's revenues increased by $7,894,000 or 30% in the first quarter of fiscal 1997 as compared to the same period a year ago. Approximately 70% of the increase was a result of the inclusion of Graver in the first quarter of fiscal 1997. The remainder of the increase was primarily a result of an increase in demand for the Company's repair and maintenance services.

The total amounts of contracts in backlog, as of December 31, 1996 and 1995, were approximately $40,247,000 and $32,355,000, respectively, including both the uncompleted portion of contracts in progress and contracts awarded but not yet started. The increase was principally attributable to the addition of Graver's backlog offset by a decrease in construction backlog. The majority of the backlog at December 31, 1996 is expected to be completed within a year.

Gross profit margin on revenues decreased from 26.3% in the first quarter of fiscal 1996 to 25.2% in the first quarter of fiscal 1997. This was primarily a net result of a change in the revenue mix of the business.

Selling, general and administrative expenses increased $949,000 or 22% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. Approximately 47% of the increase was a result of the acquisition of Graver. The remainder of the increase was primarily a result of increased costs associated with the Company's investment in a corporate-wide management information system and the addition of new offices to serve expanded geographic markets. However, due to the increase in revenues, selling, general and administrative expenses, as a percentage of revenues, decreased from 16.5% in the first quarter of fiscal 1996 to 15.4% in the first quarter of fiscal 1997.

The Company had operating profit of $2,168,000 for the first quarter of fiscal 1997 compared to $1,674,000 for the first quarter of fiscal 1997, a 30% increase, as a result of the items discussed above. The increase resulted primarily from the acquisition of Graver and the increase in revenues from repair and maintenance services.

Interest expense increased by $23,000 or 8% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. This increase was moderate despite increased debt levels as a result of decreased interest rates negotiated pursuant to the amendment to the Credit Facility in March 1996.

Current income tax expense consists of federal, state and foreign income taxes. Deferred income taxes consist principally of federal income taxes. The Company's effective income tax rate was 39.6% of income before income taxes in the first quarters of 1997 and 1996. The rate varied from the statutory rate primarily due to state taxes and goodwill amortization, which is not deductible for tax purposes.

The Company had net income of $1,182,000 for the first quarter of fiscal 1997 compared to $866,000 for the first quarter of fiscal 1996. The majority of the increase resulted from higher volumes of repair and maintenance revenues and the inclusion of Graver in 1997.

Effective October 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." The adoption of SFAS No.121 did not have a material effect on the Company's financial position or results of operations.

Effective October 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. The Company has elected to continue using the measurement prescribed by APB Opinion No. 25, and accordingly, the adoption of this pronouncement did not affect the Company's financial position or results of operations.

LIQUIDITY AND SOURCES OF CAPITAL

The Company maintains a Revolving Credit and Term Loan Agreement (the "Credit Facility") with Bank One. The Credit Facility consists of the following:

     (i) A term loan in the original amount of $12,000,000, payable in equal quarterly installments of $550,000 until February 28, 2000, when the remaining outstanding balance will be due. At December 31, 1996, the outstanding balance on this loan was $8,150,000.

     (ii) A revolving line of credit of up to $14,000,000. The borrowing amount is based on the Company's eligible accounts receivable and inventory, as defined. The principal amount outstanding plus all accrued and unpaid interest is due on February 28, 1998. Outstanding letters of credit, which totaled $2,876,000 at December 31, 1996, reduce the amount available for borrowing. On December 31, 1996, the outstanding balance on this loan was $2,800,000 and $8,324,000 was available for borrowing.

     (iii) An advancing term loan which was available until February 28, 1996 for capital expenditures. During fiscal 1996, the Company borrowed $2,000,000 under this loan which is payable in equal quarterly installments of $125,000 until February 28, 2000. At December 31, 1996, the outstanding balance on this loan was $1,625,000.

     (iv) A $3,000,000 acquisition loan used to purchase Graver. This loan is payable in equal quarterly installments of $125,000 until February 28, 2000 when the remaining outstanding balance will be due. At December 31, 1996, the outstanding balance on this loan was $2,625,000.

      (v) A $2,000,000 advancing term loan available until February 28, 1997 for capital expenditures. Beginning on May 28, 1997, any principal amount then outstanding will be payable in equal quarterly installments until February 28, 2001. At December 31, 1996, no amounts were outstanding under this loan.

All obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company and the pledge by the Company of the Common Stock of each of its direct subsidiaries. The obligations of the Company are guaranteed by each direct and indirect subsidiary. The Credit Facility contains certain covenants which provide for, among other things, maintenance of various financial ratios. At December 31, 1996, the Company was in compliance with all such covenants.

Cash provided by operating activities was $5,887,000 for the first fiscal quarter of 1997, as compared to cash used of $1,434,000 during the same period of the prior year. The net cash provided operating activities in the current quarter resulted from net cash inflows from net income plus non-cash items aggregating $2,921,000 offset by net cash outflows due to changes in working capital items.

Cash used in investing activities of $1,135,000 for the first fiscal quarter of 1997 was primarily used for capital expenditures. Net cash used in investing activities of $1,695,000 for the first quarter of fiscal 1996 was primarily used for capital expenditures and required contingent purchase consideration paid. Capital expenditures during the first quarter of fiscal 1997 totaled $1,070,000 compared to last year's expenditures of $1,187,000. The Company has currently budgeted an additional $4 million for capital expenditures during the remainder of fiscal 1997 including $2.1 million principally for machinery and equipment, $500,000 for tanks held for lease, $900,000 for computer hardware and software and $500,000 for facility improvements. The Company expects to be able to finance these expenditures with available working capital and credit facilities.

Net cash used in financing activities of $5,267,000 in the first quarter of fiscal 1997 was primarily a result of net repayments under the Company's revolving line of credit and regularly scheduled payments on long-term debt. Cash provided by financing activities of $3,129,000 in the first quarter of fiscal 1996 was primarily a result of net borrowing of the Company's revolving line of credit and capital expenditure advancing term loan offset by regularly scheduled payments on long-term debt.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officers thereunto duly authorized.

                                          ASTROTECH INTERNATIONAL CORPORATION

February __, 1997                         By: /s/ RAYMOND T. ROYKO
                                             -----------------------------
                                             Raymond T. Royko
                                             Vice President and Secretary

                                          By: /s/ HELEN VARDY GRICKS
                                             -----------------------------
                                             Helen Vardy Gricks
                                             Treasurer and
                                             Principal Accounting Officer