Form 10-Q/A
period 1996-12-31
ASTROTECH INTERNATIONAL CORP /NEW
filed 1997-02-05
CIK 835759

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    -------

                                  FORM 10-Q/A

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

                                          ASTROTECH INTERNATIONAL CORPORATION

February 5, 1997                          By: /s/ RAYMOND T. ROYKO
                                             -----------------------------
                                             Raymond T. Royko
                                             Vice President and Secretary

                                          By: /s/ HELEN VARDY GRICKS
                                             -----------------------------
                                             Helen Vardy Gricks
                                             Treasurer and
                                             Principal Accounting Officer