Form 10-Q
period 1997-03-31
ASTROTECH INTERNATIONAL CORP /NEW
filed 1997-05-15
CIK 835759

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

Mark One

   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended March 31, 1997

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

                960 Penn Avenue, Suite 800, Pittsburgh, PA 15222
                ------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

        As of April 30, 1997, there were 9,934,999 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                                                                      Pages
                                                                                                      -----
Condensed Consolidated Balance Sheet at
      March 31, 1997 and September 30, 1996.......................................................    1 - 2

Condensed Consolidated Income Statement for the
      Three Months Ended March 31, 1997 and March 31, 1996.......................................         3

Condensed Consolidated Income Statement for the
      Six Months Ended March 31, 1997 and March 31, 1996.........................................         4

Condensed Consolidated Statement of Cash Flows for the
      Six Months Ended March 31, 1997 and March 31, 1996..........................................        5

Condensed Consolidated Statement of Stockholders' Equity for the
      Six Months Ended March 31, 1997.............................................................        6

Notes to Condensed Consolidated Financial Statements..............................................   7 - 10


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition......................................................  11 - 14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................       15

Item 6.   Exhibits and Reports on Form 8-K........................................................       15

Signatures    ....................................................................................       16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands, Except Share Data)

                                                                                            March 31,           September 30,
                                                                                               1997                 1996
                                                                                            ---------           -------------
ASSETS                                                                                     (Unaudited)                *
CURRENT ASSETS
   Cash and cash equivalents                                                                 $ 1,706               $   515
   Trade accounts receivable                                                                  21,267                28,490
   Inventories  (Note 2)                                                                       5,488                 4,622
   Costs and estimated earnings in excess
    of billings on uncompleted contracts                                                       6,165                 6,046
   Deferred income taxes                                                                       1,726                 2,042
   Prepaid expenses and other current assets                                                     902                 1,283
                                                                                             -------               -------

          TOTAL CURRENT ASSETS                                                                37,254                42,998

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                        2,404                 2,404
   Buildings                                                                                   6,759                 6,751
   Furniture and office equipment                                                              2,927                 2,801
   Machinery and equipment                                                                    17,951                16,895
   Tanks and trucks held for lease                                                             7,717                 7,336
                                                                                             -------               -------

                                                                                              37,758                36,187

   Less accumulated depreciation and amortization                                             11,760                10,082
                                                                                             -------               -------

                                                                                              25,998                26,105
OTHER ASSETS
   Costs in excess of net assets acquired, net of accumulated amortization of $4,636 at March 31, 1997 and $4,327 at
    September 30, 1996                                                                        20,059                17,690
   Other assets                                                                                2,150                 1,571
                                                                                             -------               -------

          TOTAL ASSETS                                                                       $85,461               $88,364
                                                                                             =======               =======

* Summarized from audited balance sheet included in the Company's 1996 Annual Report on Form 10-K.

See Notes to Condensed Consolidated Financial Statements.

                                                                March 31,            September 30,
                                                                   1997                   1996
                                                                ---------            -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                           (Unaudited)                  *
CURRENT LIABILITIES
   Accounts payable                                             $  5,358                $  7,621
   Note payable                                                      --                       70
   Accrued compensation and benefits                               3,401                   3,996
   Accrued expenses and other current liabilities                  6,598                   7,959
   Earn-Outs payable                                               2,000                   1,670
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                              7,944                   5,587
   Current portion of long-term debt                               3,380                   3,373
                                                                --------                --------

          TOTAL CURRENT LIABILITIES                               28,681                  30,276

LONG-TERM DEBT                                                    13,710                  17,544

DEFERRED INCOME TAXES                                              3,900                   3,491

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value, authorized
    20,000,000 shares; issued and outstanding
    9,934,999 at March 31, 1997 and
    9,868,706 shares at September 30, 1996                            99                      99
   Additional capital                                             59,937                  59,734
   Retained earnings (deficit)                                   (20,866)                (22,780)
                                                                --------                --------

                                                                  39,170                  37,053
                                                                --------                --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 85,461                $ 88,364
                                                                ========                ========

* Summarized from audited balance sheet included in the Company's 1997 Annual Report on Form 10-K.

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

(Dollars in Thousands, Except Share Data)

                                                                    Three Months             Three Months
                                                                        Ended                    Ended
                                                                      March 31,                March 31,
                                                                        1997                     1996
                                                                    ------------             ------------
                                                                     (Unaudited)              (Unaudited)
Revenues                                                                $29,418                  $24,019

Cost of revenues                                                         21,463                   17,351
Depreciation and amortization expense                                     1,063                      866
Selling, general and administrative expenses                              5,348                    4,431
                                                                     ----------               ----------

          OPERATING PROFIT                                                1,544                    1,371

Interest and other income                                                    59                       34
Interest expense                                                           (337)                    (271)
                                                                     ----------               ----------

          INCOME BEFORE INCOME TAXES                                      1,266                    1,134

Income tax expense:
   Current                                                                 (409)                     (89)
   Deferred                                                                (125)                    (349)
                                                                     ----------               ----------
                                                                           (534)                    (438)
                                                                     ----------               ----------

          NET INCOME                                                    $   732                  $   696
                                                                     ==========               ==========


Earnings per common and dilutive common equivalent share (Note 3):
   Net income                                                           $  0.07                  $  0.07
   Weighted average shares outstanding                               10,251,420               10,014,059

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

(Dollars in Thousands, Except Share Data)

                                                                   Six Months               Six Months
                                                                      Ended                    Ended
                                                                    March 31,                March 31,
                                                                      1997                     1996
                                                                   ----------               ----------
                                                                   (Unaudited)              (Unaudited)
Revenues                                                              $63,222                  $49,929

Cost of revenues                                                       46,742                   36,446
Depreciation and amortization expense                                   2,202                    1,738
Selling, general and administrative expenses                           10,566                    8,700
                                                                   ----------               ----------

          OPERATING PROFIT                                              3,712                    3,045

Interest and other income                                                 146                       61
Interest expense                                                         (635)                    (538)
                                                                   ----------               ----------

          INCOME BEFORE INCOME TAXES                                    3,223                    2,568

Income tax expense:
   Current                                                               (584)                    (222)
   Deferred                                                              (725)                    (784)
                                                                   ----------               ----------
                                                                       (1,309)                  (1,006)
                                                                   ----------               ----------

          NET INCOME                                                  $ 1,914                   $1,562
                                                                   ==========               ==========


Earnings per common and dilutive common equivalent share (Note 3):
   Net income                                                         $  0.19                    $0.16
   Weighted average shares outstanding                             10,231,777               10,027,689

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

                                                                          Six Months           Six Months
                                                                            Ended                 Ended
                                                                          March 31,             March 31,
                                                                             1997                 1996
                                                                          ----------           ----------
                                                                          (Unaudited)          (Unaudited)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $  8,996             $  4,221
                                                                           --------             --------

Cash flows from investing activities:
 Capital expenditures                                                        (1,817)              (3,342)
 Contingent purchase consideration paid                                      (2,270)                (544)
 Cash paid for acquisition of subsidiary, net of cash acquired                  --                (2,836)
 Proceeds from notes receivable from employee                                   --                   613
 Cash received from sale of land, buildings and equipment                        26                   72
                                                                           --------             --------

          NET CASH USED IN INVESTING ACTIVITIES                              (4,061)              (6,037)
                                                                           --------             --------

Cash flows from financing activities:
 Proceeds under revolving lines of credit and notes payable                  19,450                24,560
 Proceeds from long-term debt                                                   --                  5,000
 Repayments under revolving lines of credit and notes payable               (21,662)              (23,733)
 Repayments of long-term debt                                                (1,685)               (2,617)
 Checks not yet presented for payment, net                                      --                  (443)
 Cash paid for stock repurchase                                                 --                  (293)
 Other                                                                          153                  --
                                                                           --------             --------
          NET CASH (USED IN) PROVIDED BY
            FINANCING ACTIVITIES                                             (3,744)               2,474
                                                                           --------             --------

Increase in cash and cash equivalents                                      $  1,191             $    658
                                                                           ========             ========

Supplemental cash flow disclosures of noncash investing and
financing activities:
 Earn-Out payable in connection with the acquisition of BMT (Note 4)       $  2,000             $    --
 Details of the Graver Tank & Mfg. Co., Inc. acquisition follow:
     Fair value of assets acquired                                         $    --              $ 12,773
     Fair value of liabilities assumed                                     $    --              $  9,873
                                                                           --------             --------
     Net assets acquired                                                   $    --              $  2,900
                                                                           ========             ========

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the six months ended March 31, 1997

(Dollars in Thousands)

(Unaudited)

                                                                                      Retained
                                                Common            Additional          Earnings
                                                Stock              Capital           (Deficit)
                                                ------            ----------         ---------
BALANCE AT SEPTEMBER 30, 1996                    $99               $59,734           $(22,780)

Net income                                                                              1,914
Exercise of stock options                                              203
                                                 ---               -------           --------

BALANCE AT MARCH 31, 1997                        $99               $59,937           $(20,866)
                                                 ===               =======           ========

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

The condensed consolidated financial statements include the accounts of Astrotech International Corporation and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

2.  INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                                                      March 31,            September 30,
                                                                        1997                   1996
                                                                     ----------            ------------
            Raw materials and components parts                       $4,632,000             $3,589,000
            Work in process                                             314,000                596,000
            Finished goods                                              542,000                437,000
                                                                     ----------             ----------
                                                                     $5,488,000             $4,622,000
                                                                     ==========             ==========


3.  EARNINGS PER COMMON SHARE

Earnings per share are computed by dividing the respective income statement caption by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

4.  ACQUISITIONS

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

The base purchase price recorded by the Company of $2,900,000 consisted of $2,750,000 in cash and $150,000 of acquisition-related expenses. In addition, the Company repaid Graver's existing bank obligations totaling $2,420,000. The seller is entitled to receive additional cash proceeds of up to $1,250,000 pursuant to the terms of an earn-out arrangement based on future profits (as defined) of Graver during each of the three fiscal years ending September 30, 1998. For the fiscal year ended September 30, 1996, the amount earned was $236,000 which was paid during the second quarter of fiscal 1997.

The acquisition has been accounted for using the purchase method of accounting. The results of operations of Graver commencing March 29, 1996 are included in the consolidated financial statements. Costs of the acquisition in excess of net assets of the business acquired were approximately $1,154,000.

BROWN-MINNEAPOLIS TANK & FABRICATING CO. ("BMT")

On March 1, 1994, the Company acquired all of the capital stock of BMT. The consideration paid by the Company to Mr. Jacobs was comprised of the following:
(i) $11,515,000 in cash; (ii) 1,600,000 shares of Common Stock; (iii) a $500,000 unsecured subordinated promissory note; and (iv) contingent annual cash payments for a period of five years beginning as of October 1, 1993, in an amount equal to 50% of the BMT Calculated Profit Amount (as defined in the Stock Purchase Agreement) ("Earn-Out") for each of the fiscal years ended September 30, 1994 through 1998, inclusive; provided, however that in no event shall the aggregate contingent payments exceed $9,000,000. For fiscal year 1995 and 1996, this contingent purchase consideration amounted to $424,000 and $1,355,000, respectively. On February 28, 1997 the parties amended the Stock Purchase Agreement to provide for a complete settlement of all remaining contingent purchase consideration for a cash payment of $2,600,000. The Company paid $600,0000 upon signing the amendment and recorded an additional $2,000,000 of Earn-Out payable which is due and payable by September 30, 1997.

5.   CHANGES IN ACCOUNTING AND NEW ACCOUNTING STANDARDS

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the methods currently used to compute earnings per share
(EPS) and to restate all prior periods. SFAS No. 128 replaces the current presentation of "primary" EPS with "basic"

EPS, with the principle difference being that common stock equivalents are not considered in computing "basic" EPS. The statement also requires the replacement of current "fully diluted" EPS with "diluted" EPS. "Diluted" EPS will be computed similarly to "fully diluted" EPS. The adoption of this statement will not have a material impact on the Company's EPS computation.

6.   CONTINGENCIES

On March 19, 1996, the Company's HMT Inc. subsidiary ("HMT") was served with a Complaint filed in Superior Court of California, County of Contra Costa. This matter arises out of a tank fire which occurred in June of 1995, at a refinery in northern California, where Company employees were replacing seals on an aboveground storage tank. This Complaint, filed by Valerie Vega-Wright, seeks to certify a class of persons affected by the fire under theories of negligence, nuisance, battery, trespass and strict liability. The Complaint seeks damages for, among other things, personal injuries and loss of property value, and is requesting unspecified compensatory and punitive damages. The Company has removed this litigation to the U.S. District Court for the Northern District of California. On October 22, 1996, HMT was served with a Complaint in Allison v. Unocal et al, which was simultaneously filed in the Contra Costa Superior Court. The Complaint seeks damages for alleged personal injuries, property damage and punitive damages. Two hundred sixteen plaintiffs contend that they were injured as a result of the tank fire and seek damages against HMT as well as the owner of the refinery. The Company is currently attempting to request the federal court that all actions be remanded back to the state court based on this second Complaint. On March 4, 1997, the Company received tender by Unocal of the defense and indemnity of certain litigation matters arising out of the tank fire. The Company's insurance carriers (both primary and excess) have been notified and both the Company and its insurance carriers are assessing the claims and related policy coverages. This matter is in its initial stages and investigative activities are continuing. While the ultimate outcome cannot now be determined because of the uncertainties which exist, the Company believes that its insurance coverages are adequate to address its potential liability, if any; and any unfavorable result not covered by insurance could result in a material charge which has not been reflected in the accompanying financial statements. The Company intends to vigorously defend this action.

The Company is a party to certain other legal proceedings occurring in the ordinary course of business. Based upon information presently available to it, the Company does not believe that the final outcome of any of these other matters will have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

7.   SUBSEQUENT EVENTS

On May 1, 1997, the Company acquired all of the issued and outstanding shares of capital stock of Trusco Tank, Inc. ("Trusco") and two parcels of real property used in Trusco's business and owned by two of its shareholders. Trusco is a full-range designer, fabricator and field erector of steel structures, including storage tanks, pressure vessels and shop-built tanks (both aboveground and underground). Trusco's customers include municipal water districts, wastewater treatment facilities, oil companies, industrial facilities, wineries, and various process industries.

The purchase price of $10,944,000 was paid in cash using proceeds from the amended debt facility discussed below. In addition, the Company repaid Trusco's existing bank obligations totaling $4,500,000. The acquisition has been accounted for using the purchase method of accounting. The results of operations of Trusco commencing May 2, 1997 will be included in the consolidated financial statements.

On April 30, 1997, the Company executed an Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Facility") with Bank One, which consolidated then existing term indebtedness and provided financing to be used for the acquisition of Trusco, working capital support, capital expenditures, and other general corporate purposes.

The Credit Facility, as restated and amended, consists of the following:

     (i) A term loan in the original amount of $25,000,000, bearing interest at the Company's option at either a spread ranging from the bank's base rate minus 1/2 percent to the bank's base rate plus 1/4 percent or at various LIBOR rates plus spreads ranging from 1-1/4 percent to 2-3/4 percent. The applicable spread is based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization, as defined. Interest is payable either quarterly or at certain LIBOR contract termination dates. The term loan is payable in equal quarterly installments of $892,857 until February 28, 2004.

     (ii) A revolving line of credit of up to $20,000,000, bearing interest at options equal to those available under the term loan. In addition, the Company pays a quarterly commitment fee of 1/4 percent per annum on the average daily unused amount. The borrowing amount is based on the Company's eligible accounts receivable and inventory, as defined. The principal amount outstanding plus all accrued and unpaid interest is due on February 28, 2000.

      (iii) A $5,000,000 advancing term loan available until February 28, 1998 for capital expenditures bearing interest at the same options as the term loan. Beginning on May 28, 1998, any principal amount then outstanding will be payable in equal quarterly installments until February 28, 2004.

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

The Company's revenues are recognized principally on the percentage-of-completion method. The following table presents, as a percentage of revenues, certain selected financial data for the Company for the periods indicated:

                                                           For the Three Months           For the Six Months
                                                              Ended March 31,               Ended March 31,
                                                           1997           1996             1997         1996
                                                           ----           ----             ----         ----
Revenues                                                  100.0%          100.0%          100.0%        100.0%
Cost of revenues                                           73.0            72.2            73.9          73.0
                                                          -----           -----           -----         -----

Gross profit                                               27.0            27.8            26.1          27.0

Depreciation and amortization expense                       3.6             3.6             3.5           3.5
Selling, general and administrative expense                18.2            18.5            16.7          17.4
                                                          -----           -----           -----         -----

Operating profit                                            5.2             5.7             5.9           6.1

Interest and other income                                    .2              .1              .2            .1
Interest expense                                            1.1             1.1             1.0           1.1
Income tax expense                                          1.8             1.8             2.1           2.0
                                                          -----           -----           -----         -----
Net income                                                  2.5%            2.9%            3.0%          3.1%
                                                          =====           =====           =====         =====

The Company acquired Graver on March 28, 1996. The results of operations of Graver are included in the condensed consolidated financial statements for the first six months of fiscal 1997 and are not included in the first six months of fiscal 1996.

The Company's revenues increased by $5,399,000 or 22% in the second quarter of fiscal 1997 and $13,293,000 or 27% in the first six months of fiscal 1997 as compared to the same periods a year ago. Substantially all of the increase in the second quarter and 83% of the increase in the six month period was a result of the inclusion of Graver in fiscal 1997.

The total amounts of contracts in backlog, as of March 31, 1997 and 1996, were approximately $46,522,000 and $46,743,000, respectively, including both the uncompleted portion of contracts in progress and contracts awarded but not yet started. The majority of the backlog at March 31, 1997 is expected to be completed within a year.

Gross profit margin on revenues decreased from 27.0% in the first six months of fiscal 1996 to 26.1% in the first six months of fiscal 1997 and decreased from 27.8% in the second quarter of fiscal 1996 to 27.0% in the second quarter of fiscal 1997. This was primarily a net result of a change in the revenue mix of the business.

Selling, general and administrative expenses increased $1,866,000 or 21% from the first six months of fiscal 1996 to fiscal 1997 and increased $917,000 or 21% from the second quarter of fiscal 1996 to the second quarter of fiscal 1997. Approximately one-half of the increases for both periods was a result of the inclusion of Graver's costs in fiscal 1997. The remainder of the increase was primarily a result of increased costs associated with the Company's investment in a corporate-wide management information system and the addition of new offices to serve expanded geographic markets. However, due to the increase in revenues, selling, general and administrative expenses, as a percentage of revenues, decreased from 17.4% in the first six months of fiscal 1996 to 16.1% in the first six months of fiscal 1997.

The Company had operating profit of $1,544,000 for the second quarter of fiscal 1997 compared to $1,371,000 for the second quarter of fiscal 1996 and $3,712,000 for the first six months of fiscal 1997 compared to $3,045,000 for the same period of 1996. The increase resulted primarily from the operating profit generated by Graver and the increase in revenues from repair and maintenance services.

Interest expense increased by $66,000 or 24% from the second quarter of fiscal 1996 to the second quarter of fiscal 1997 and $97,000 or 18% from the first six months of fiscal 1996 to the first six months of fiscal 1997. This increase was due to increased debt levels resulting from borrowings to fund the Graver acquisition.

Current income tax expense consists of federal, state and foreign income taxes. Deferred income taxes consist principally of federal income taxes. The Company's effective income tax rate was 40.6% and 39.2% of income before income taxes in the first six months of 1997 and 1996, respectively. The rate varied from the statutory rate primarily due to state taxes and goodwill amortization, which is not deductible for tax purposes.

The Company had net income of $732,000 for the second quarter of fiscal 1997 compared to $696,000 for the second quarter of fiscal 1996 and $1,914,000 for the first six months of fiscal 1997 compared to $1,562,000 for the same period of fiscal 1996. The majority of the increase resulted from higher volumes of repair and maintenance revenues and the inclusion of Graver in 1997.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. At that time, the

Company will be required to change the methods currently used to compute earnings per share (EPS) and to restate all prior periods. SFAS No. 128 replaces the current presentation of "primary" EPS with "basic" EPS, with the principle difference being that common stock equivalents are not considered in computing "basic" EPS. The statement also requires the replacement of current "fully diluted" EPS with "diluted" EPS. "Diluted" EPS will be computed similarly to "fully diluted" EPS. The adoption of this statement will not have any material impact on the Company's EPS computation.

LIQUIDITY AND SOURCES OF CAPITAL

On April 30, 1997, the Company executed an Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Facility") with Bank One, which consolidated then existing term indebtedness and provided financing to be used for the acquisition of Trusco, working capital support, capital expenditures, and other general corporate purposes.

The Credit Facility, as restated and amended, consists of the following:

     (i) A term loan in the original amount of $25,000,000, bearing interest at the Company's option at either a spread ranging from the bank's base rate minus 1/2 percent to the bank's base rate plus 1/4 percent or at various LIBOR rates plus spreads ranging from 1-1/4 percent to 2-3/4 percent. The applicable spread is based upon the ratio of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization, as defined. Interest is payable either quarterly or at certain LIBOR contract termination dates. The term loan is payable in equal quarterly installments of $892,857 until February 28, 2004.

     (ii) A revolving line of credit of up to $20,000,000, bearing interest at options equal to those available under the term loan. In addition, the Company pays a quarterly commitment fee of 1/4 percent per annum on the average daily unused amount. The borrowing amount is based on the Company's eligible accounts receivable and inventory, as defined. The principal amount outstanding plus all accrued and unpaid interest is due on February 28, 2000.

      (iii) A $5,000,000 advancing term loan available until February 28, 1998 for capital expenditures bearing interest at the same options as the term loan. Beginning on May 28, 1998, any principal amount then outstanding will be payable in equal quarterly installments until February 28, 2004.

All obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company and the pledge by the Company of the Common Stock of each of its direct subsidiaries. The obligations of the Company are guaranteed by each direct and indirect subsidiary. The Credit Facility contains certain covenants which provide for, among other things, maintenance of various financial ratios. At March 31, 1997, the Company was in compliance with all such covenants in effect at that time.

Cash provided by operating activities was $8,996,000 for the first six months of fiscal 1997, as compared to $4,221,000 for the first six months of fiscal 1996. The net cash provided by operating activities in the current year resulted from net cash inflows from net income plus non-cash items aggregating $4,841,000 and net cash inflows due to changes in working capital items.

Cash used in investing activities of $4,061,000 for the first six months of fiscal 1997 was primarily used for capital expenditures and payments of contingent purchase consideration in connection with the acquisitions of BMT and Graver. Net cash used in investing activities of $6,037,000 for the first six months of fiscal 1996 was primarily used for capital expenditures and the acquisition of Graver. Capital expenditures during the first six months of fiscal 1997 totaled $1,817,000 compared to last year's expenditures of $3,342,000. The Company has currently budgeted an additional $3.2 million for capital expenditures during the remainder of fiscal 1997 including $1.9 million principally for machinery and equipment, $300,000 for tanks held for lease, $500,000 for computer hardware and software and $500,000 for facility improvements. The Company expects to be able to finance these expenditures with available working capital and credit facilities.

On March 1, 1994, the Company acquired all of the capital stock of BMT. The consideration paid by the Company to Mr. Jacobs was comprised of the following:
(i) $11,515,000 in cash; (ii) 1,600,000 shares of Common Stock; (iii) a $500,000 unsecured subordinated promissory note; and (iv) contingent annual cash payments for a period of five years beginning as of October 1, 1993, in an amount equal to 50% of the BMT Calculated Profit Amount (as defined in the Stock Purchase Agreement) ("Earn-Out") for each of the fiscal years ended September 30, 1994 through 1998, inclusive; provided, however that in no event shall the aggregate contingent payments exceed $9,000,000. For fiscal year 1995 and 1996, this contingent purchase consideration amounted to $424,000 and 1,355,000, respectively. On February 28, 1997 the parties amended the Stock Purchase Agreement to provide for a complete settlement of all remaining contingent purchase consideration for a cash payment of $2,600,000. The Company paid $600,0000 upon signing the amendment and recorded an additional $2,000,000 of Earn-Out payable which is due and payable by September 30, 1997.

Net cash used in financing activities of $3,744,000 in the first six months of fiscal 1997 was primarily a result of net repayments under the Company's revolving line of credit and regularly scheduled payments on long-term debt. Cash provided by financing activities of $2,474,000 in the first six months of fiscal 1996 was primarily a result of borrowing for the acquisition of Graver and net borrowings under the Company's revolving line of credit and 1995 capital expenditure advancing term loan offset by the payment of Graver's existing bank obligations totaling $2,420,000 and regularly scheduled payments on long-term debt. During November 1995, the Company completed a program to repurchase small shareholders' common stock at no cost to the shareholder. Through this program the Company repurchased and retired 90,109 shares of stock at an aggregate purchase price of $293,000.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 19, 1996, the Company's HMT Inc. subsidiary ("HMT") was served with a Complaint filed in Superior Court of California, County of Contra Costa. This matter arises out of a tank fire which occurred in June of 1995, at a refinery in northern California, where Company employees were replacing seals on an aboveground storage tank. This Complaint, filed by Valerie Vega-Wright, seeks to certify a class of persons affected by the fire under theories of negligence, nuisance, battery, trespass and strict liability. The Complaint seeks damages for, among other things, personal injuries and loss of property value, and is requesting unspecified compensatory and punitive damages. The Company has removed this litigation to the U.S. District Court for the Northern District of California. On October 22, 1996, HMT was served with a Complaint in Allison v. Unocal et al, which was simultaneously filed in the Contra Costa Superior Court. The Complaint seeks damages for alleged personal injuries, property damage and punitive damages. Two hundred sixteen plaintiffs contend that they were injured as a result of the tank fire and seek damages against HMT as well as the owner of the refinery. The Company is currently attempting to request the federal court that all actions be remanded back to the state court based on this second Complaint. On March 4, 1997, the Company received tender by Unocal of the defense and indemnity of certain litigation matters arising out of the tank fire. The Company's insurance carriers (both primary and excess) have been notified and both the Company and its insurance carriers are assessing the claims and related policy coverages. This matter is in its initial stages and investigative activities are continuing. While the ultimate outcome cannot now be determined because of the uncertainties which exist, the Company believes that its insurance coverages are adequate to address its potential liability, if any; and any unfavorable result not covered by insurance could result in a material charge which has not been reflected in the accompanying financial statements. The Company intends to vigorously defend this action.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

        10(i) Amendment No. 2, as of February 28, 1997, to the Stock Purchase Agreement dated February 7, 1994 by and among Astrotech International Corporation, Brown-Minneapolis Tank & Fabricating Company and Irwin Jacobs.

        27    Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officers thereunto duly authorized.

                                         ASTROTECH INTERNATIONAL CORPORATION

April 15, 1997                           By:    /s/ RAYMOND T. ROYKO
                                             ------------------------------
                                                    Raymond T. Royko
                                              Vice President and Secretary

                                         By:   /s/ HELEN VARDY GRICKS
                                             ------------------------------
                                                  Helen Vardy Gricks
                                                     Treasurer and
                                              Principal Accounting Officer

                                 Exhibit Index

10(i)         Amendment No. 2, as of February 28, 1997, to the Stock Purchase
Agreement dated February 7, 1994 by and among Astrotech International Corporation, Brown-Minneapolis Tank & Fabricating Company and Irwin Jacobs.

27            Financial Data Schedule