Form 10-Q
period 1997-06-30
ASTROTECH INTERNATIONAL CORP /NEW
filed 1997-08-14
CIK 835759

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   ---------

                                   FORM 10-Q
Mark One
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarterly Period Ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Transition period from _______________ to ________________

Commission File Number 1-10011


                      ASTROTECH INTERNATIONAL CORPORATION
             -----------------------------------------------------
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

                              Yes [X]            No [ ]

    As of July 31, 1997, there were 10,064,920 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                                                                     Pages
                                                                                                     -----
Condensed Consolidated Balance Sheet at
      June 30, 1997 and September 30, 1996........................................................    1 - 2

Condensed Consolidated Income Statement for the
      Three Months Ended June 30, 1997 and June 30, 1996.........................................         3

Condensed Consolidated Income Statement for the
      Nine Months Ended June 30, 1997 and June 30, 1996..........................................         4

Condensed Consolidated Statement of Cash Flows for the
      Nine Months Ended June 30, 1997 and June 30, 1996...........................................        5

Condensed Consolidated Statement of Stockholders' Equity for the
      Nine Months Ended June 30, 1997.............................................................        6

Notes to Condensed Consolidated Financial Statements..............................................   7 - 12


Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition..................................................  13 - 17


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings...................................................................       18

Item 6.       Exhibits and Reports on Form 8-K....................................................       18

Signatures    ....................................................................................       19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in Thousands, Except Share Data)

                                                                                            June 30,              September 30,
                                                                                              1997                    1996
                                                                                        -----------------       -----------------
ASSETS                                                                                    (Unaudited)                  *
CURRENT ASSETS
   Cash and cash equivalents                                                                        $840                    $515
   Trade accounts receivable                                                                      25,737                  28,490
   Inventories  (Note 2)                                                                           7,056                   4,622
   Costs and estimated earnings in excess
    of billings on uncompleted contracts                                                           8,574                   6,046
   Deferred income taxes                                                                           1,389                   2,042
   Prepaid expenses and other current assets                                                       1,238                   1,283
                                                                                        -----------------       -----------------

          TOTAL CURRENT ASSETS                                                                    44,834                  42,998

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                            3,768                   2,404
   Buildings                                                                                       7,752                   6,751
   Furniture and office equipment                                                                  3,443                   2,801
   Machinery and equipment                                                                        18,902                  16,895
   Tanks and trucks held for lease                                                                 7,855                   7,336
                                                                                        -----------------       -----------------

                                                                                                  41,720                  36,187

   Less accumulated depreciation and amortization                                                 12,517                  10,082
                                                                                        -----------------       -----------------

                                                                                                  29,203                  26,105
OTHER ASSETS
   Costs in excess of net assets acquired, net of accumulated amortization of $4,814 at June 30, 1997 and $4,327 at
    September 30, 1996                                                                            27,614                  17,690
   Other assets                                                                                    2,237                   1,571
                                                                                        -----------------       -----------------

          TOTAL ASSETS                                                                          $103,888                 $88,364
                                                                                        =================       =================

* Summarized from audited balance sheet included in the Company's 1996 Annual Report on Form 10-K.

See Notes to Condensed Consolidated Financial Statements.

                                                                                            June 30,              September 30,
                                                                                              1997                    1996
                                                                                        -----------------       -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                      (Unaudited)                  *
CURRENT LIABILITIES
   Accounts payable                                                                               $5,939                  $7,621
   Note payable                                                                                        -                      70
   Accrued compensation and benefits                                                               3,628                   3,996
   Accrued expenses and other current liabilities                                                  6,884                   7,959
   Earn-outs payable                                                                               2,000                   1,670
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                                              8,364                   5,587
   Current portion of long-term debt                                                               3,887                   3,373
                                                                                        -----------------       -----------------

          TOTAL CURRENT LIABILITIES                                                               30,702                  30,276

LONG-TERM DEBT                                                                                    28,560                  17,544

DEFERRED INCOME TAXES                                                                              3,954                   3,491

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value, authorized
    20,000,000 shares; issued and outstanding
    9,960,999 at June 30, 1997 and
    9,868,706 shares at September 30, 1996                                                            99                      99
   Additional capital                                                                             59,996                  59,734
   Retained earnings (deficit)                                                                   (19,423)                (22,780)
                                                                                        -----------------       -----------------

                                                                                                  40,672                  37,053
                                                                                        -----------------       -----------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $103,888                 $88,364
                                                                                        =================       =================

* Summarized from audited balance sheet included in the Company's 1996 Annual Report on Form 10-K.

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

(Dollars in Thousands, Except Share Data)

                                                                           Three Months             Three Months
                                                                               Ended                    Ended
                                                                             June 30,                 June 30,
                                                                               1997                     1996
                                                                        --------------------     --------------------
                                                                            (Unaudited)              (Unaudited)
Revenues                                                                            $39,472                  $33,008

Cost of revenues                                                                     29,594                   24,647
Depreciation and amortization expense                                                 1,200                    1,024
Selling, general and administrative expenses                                          5,891                    5,332
                                                                        --------------------     --------------------

          OPERATING PROFIT                                                            2,787                    2,005

Interest and other income                                                               107                      208
Interest expense                                                                       (556)                    (344)
                                                                        --------------------     --------------------

           INCOME BEFORE INCOME TAXES                                                 2,338                    1,869

Income tax expense:
   Current                                                                             (460)                    (211)
   Deferred                                                                            (435)                    (576)
                                                                        --------------------     --------------------
                                                                                       (895)                    (787)
                                                                        --------------------     --------------------

          NET INCOME                                                                 $1,443                   $1,082
                                                                        ====================     ====================


Earnings per common and dilutive common equivalent share (Note 3):
   Net income                                                                         $0.14                    $0.11
   Weighted average shares outstanding                                           10,331,245               10,178,853

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

(Dollars in Thousands, Except Share Data)

                                                                           Nine Months              Nine Months
                                                                              Ended                    Ended
                                                                            June 30,                 June 30,
                                                                              1997                     1996
                                                                       --------------------     --------------------
                                                                           (Unaudited)              (Unaudited)
Revenues                                                                          $102,694                  $82,937

Cost of revenues                                                                    76,336                   61,093
Depreciation and amortization expense                                                3,402                    2,762
Selling, general and administrative expenses                                        16,457                   14,032
                                                                       --------------------     --------------------

          OPERATING PROFIT                                                           6,499                    5,050

Interest and other income                                                              253                      269
Interest expense                                                                    (1,191)                    (882)
                                                                       --------------------     --------------------

           INCOME BEFORE INCOME TAXES                                                5,561                    4,437

Income tax expense:
   Current                                                                          (1,044)                    (433)
   Deferred                                                                         (1,160)                  (1,360)
                                                                       --------------------     --------------------
                                                                                    (2,204)                  (1,793)
                                                                       --------------------     --------------------

          NET INCOME                                                                $3,357                   $2,644
                                                                       ====================     ====================


Earnings per common and dilutive common equivalent share (Note 3):
   Net income                                                                        $0.33                    $0.26
   Weighted average shares outstanding                                          10,312,507               10,143,857

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

                                                                                Nine Months                    Nine Months
                                                                                   Ended                          Ended
                                                                                 June 30,                        June 30,
                                                                                   1997                            1996
                                                                            --------------------            -------------------
                                                                                (Unaudited)                    (Unaudited)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $          9,068               $          3,504
                                                                            --------------------            -------------------

Cash flows from investing activities:
 Capital expenditures                                                                    (2,419)                        (5,044)
 Contingent purchase consideration paid                                                  (2,270)                          (544)
 Cash paid for acquisition of subsidiary, net of cash acquired                          (10,958)                        (2,836)
 Proceeds from notes receivable from employee                                                 -                            613
 Cash received from sale of land, buildings and equipment                                    97                            133
                                                                            --------------------            -------------------

          NET CASH USED IN INVESTING ACTIVITIES                                         (15,550)                        (7,678)
                                                                            --------------------            -------------------

Cash flows from financing activities:
 Proceeds under revolving lines of credit and notes payable                              32,400                         33,631
 Proceeds from long-term debt                                                             8,950                          5,000
 Repayments under revolving lines of credit and notes payable                           (32,159)                       (31,072)
 Repayments of long-term debt                                                            (2,596)                        (3,416)
 Checks not yet presented for payment, net                                                    -                            329
 Cash paid for stock repurchase                                                               -                           (293)
 Other                                                                                      212                             (5)
                                                                            --------------------            -------------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                       6,807                          4,174
                                                                            --------------------            -------------------

Increase in cash and cash equivalents                                          $            325               $              -
                                                                            ====================            ===================

Supplemental cash flow disclosures of noncash investing
   and financing activities:
 Earn-out payable in connection with the acquisition of BMT (Note 4)           $          2,000               $              -
 Long-term debt and notes payable refinanced                                   $         16,100                              -

 Details of the TruscoTank, Inc. acquisition follow:
     Fair value of assets acquired                                             $         20,302                              -
     Fair value of liabilities assumed                                         $          8,844                              -
                                                                            --------------------            -------------------
     Net assets acquired                                                       $         11,458               $              -
                                                                            ====================            ===================

 Details of the Graver Tank & Mfg. Co., Inc. acquisition follow:
     Fair value of assets acquired                                             $              -               $         12,964
     Fair value of liabilities assumed                                         $              -               $         10,064
                                                                            --------------------            -------------------
     Net assets acquired                                                       $              -               $          2,900
                                                                            ====================            ===================

See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the nine months ended June 30, 1997

(Dollars in Thousands)

(Unaudited)

                                                                                                                    Retained
                                                                              Common            Additional          Earnings
                                                                               Stock              Capital           (Deficit)
                                                                          ----------------    ----------------   ----------------
BALANCE AT SEPTEMBER 30, 1996                                              $           99         $    59,734         $  (22,780)

Net income                                                                              -                   -              3,357
Exercise of stock options                                                               -                 262                  -
                                                                          ----------------    ----------------   ----------------

BALANCE AT JUNE 30, 1997                                                   $           99         $    59,996         $  (19,423)
                                                                          ================    ================   ================


See Notes to Condensed Consolidated Financial Statements.

ASTROTECH INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information for commercial and industrial companies and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

The condensed consolidated financial statements include the accounts of Astrotech International Corporation and its subsidiaries (the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.


2.  INVENTORIES

Inventories are valued at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                                                       June 30,               September 30,
                                                                         1997                     1996
                                                                     ------------             ------------
            Raw materials and components parts                       $  5,553,000             $  3,589,000
            Work in process                                               424,000                  596,000
            Finished goods                                              1,079,000                  437,000
                                                                     ------------             ------------
                                                                     $  7,056,000             $  4,622,000
                                                                     ============             ============

3.  EARNINGS PER COMMON SHARE

Earnings per share are computed by dividing the respective income statement caption by the weighted average number of common and dilutive common equivalent shares outstanding during the period.


4.  ACQUISITIONS

TRUSCO TANK, INC.

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

The base purchase price recorded by the Company of $11,458,000 consisted of $10,958,000 in cash and $500,000 of acquisition-related expenses. The purchase price was paid in cash using proceeds from the amended credit facility discussed below. In addition, the Company repaid Trusco's existing bank obligations totaling $4,500,000. The acquisition has been accounted for using the purchase method of accounting. The results of operations of Trusco commencing May 2, 1997 are included in the condensed consolidated financial statements.

The following unaudited pro forma information shows the results of operations of the Company and Trusco for the nine months ended June 30, 1997 and 1996, assuming the companies had combined as of October 1, 1995.

                                                                         1997                          1996
                                                                         ----                          ----
            Revenues                                                 $115,633,000                 $101,478,000
            Net income                                               $  3,663,000                 $  2,882,000
            Net income per share                                     $        .36                 $        .28

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

BROWN-MINNEAPOLIS TANK & FABRICATING CO. ("BMT")

On March 1, 1994, the Company acquired all of the capital stock of BMT. The consideration paid by the Company to Mr. Jacobs was comprised of the following:
(i) $11,515,000 in cash; (ii) 1,600,000 shares of Common Stock; (iii) a $500,000 unsecured subordinated promissory note; and (iv) contingent annual cash payments for a period of five years beginning as of October 1, 1993, in an amount equal to 50% of the BMT Calculated Profit Amount (as defined in the Stock Purchase Agreement) ("Earn-Out") for each of the fiscal years ended September 30, 1994 through 1998, inclusive; provided, however that in no event shall the aggregate contingent payments exceed $9,000,000. For fiscal year 1996, this contingent purchase consideration amounted to $1,355,000. On February 28, 1997 the parties amended the Stock Purchase Agreement to provide for a complete settlement of all remaining contingent purchase consideration for a cash payment of $2,600,000. The Company paid $600,0000 upon signing the amendment and recorded an additional $2,000,000 of Earn-out payable which is due and payable by September 30, 1997.


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

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the methods currently used to compute earnings per share
(EPS) and to restate all prior periods. SFAS No. 128 replaces the current presentation of "primary" EPS with "basic" EPS, with the principle difference being that common stock equivalents are not considered in computing "basic" EPS. The statement also requires the replacement of current "fully diluted" EPS with "diluted" EPS. "Diluted" EPS will be computed similarly to "fully diluted" EPS. The adoption of this statement will not have a material impact on the Company's EPS computation.

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company is currently assessing the impact that adoption of this statement will have on its financial position and results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprises general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The Company is currently assessing the impact that adoption of this statement will have on its financial position and results of operations.


6. CONTINGENCIES

On March 19, 1996, the Company's HMT Inc. subsidiary ("HMT") was served with a complaint filed in Superior Court of California, County of Contra Costa. This matter arises out of a tank fire which occurred in June of 1995, at a refinery in northern California, where Company employees were replacing seals on an aboveground storage tank. This complaint, filed by Valerie Vega-Wright, seeks to certify a class of persons affected by the fire under theories of negligence, nuisance, battery, trespass and strict liability. The complaint seeks damages for, among other things, personal injuries and loss of property value, and is requesting unspecified compensatory and punitive damages. The Company has removed this litigation to the U.S. District Court for the Northern District of California. On October 22, 1996, HMT was served with a complaint in Allison v. Unocal et al, which was simultaneously filed in the Contra Costa Superior Court. The complaint seeks damages for alleged personal injuries, property damage and punitive damages. Two hundred sixteen plaintiffs contend that they were injured as a result of the tank fire and seek damages against HMT as well as the owner of the refinery. The Company is currently attempting to request that the federal court remand all actions back to the state court based on this second complaint. The Company's insurance carriers (both primary and excess) have been notified and both the Company and its insurance carriers are assessing the claims and related policy coverages. This matter is in its initial stages and investigative activities are continuing. While the ultimate outcome cannot now be determined because of the uncertainties that exist, the Company believes that its insurance coverages are adequate to address its potential liability, if any. Any unfavorable result not covered by insurance could result in a material charge which has not been reflected in the accompanying financial statements. The Company intends to defend vigorously this action.

The Company is a party to certain other legal proceedings occurring in the ordinary course of business. Based upon information presently available to it, the Company does not believe that the final outcome of any of these other matters will have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.


7. LONG-TERM DEBT

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

Long-term debt at June 30, 1997 and September 30, 1996 consisted of the following:

                                                                         June 30,             September 30,
                                                                          1997                     1996
                                                                      -----------              -----------
            Term Loan                                                 $24,107,000              $ 8,700,000
            Revolving line of credit                                    7,813,000                7,452,000
            1995 Advancing term loan                                        -                    1,750,000
            Acquisition loan                                                -                    2,750,000
            Other                                                         527,000                  265,000
                                                                      -----------              -----------
                                                                       32,447,000               20,917,000
            Less current portion                                        3,887,000                3,373,000
                                                                      -----------              -----------
                                                                      $28,560,000              $17,544,000
                                                                      ===========              ===========

Required principal payments on long-term debt to related parties and long-term debt outstanding at June 30, 1997 for the remainder of fiscal 1997 and the next five fiscal years are as follows:

                               1997                         $   995,000
                               1998                         $ 3,751,000
                               1999                         $ 3,667,000
                               2000                         $11,483,000
                               2001                         $ 3,571,000
                               Thereafter                   $ 8,980,000

8.   SUBSEQUENT EVENTS

On July 23, 1997, the Board of Directors approved and the Company executed a Plan and Agreement of Merger ("Merger Agreement") with ITEQ, Inc. ("ITEQ"). Pursuant to the Merger Agreement, the Company will be merged into ITEQ, with ITEQ being the surviving corporation. The terms of the proposed transaction call for the Company's shareholders to receive 0.93 shares of ITEQ common stock for each share of the Company's Common Stock. The Merger Agreement is subject to shareholder and regulatory approval. The transaction will be accounted for as a pooling-of-interests and is expected to close in late September or early October 1997.

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

RESULTS OF OPERATIONS

The Company's revenues are recognized principally on the percentage-of-completion method. The following table presents, as a percentage of revenues, certain selected financial data for the Company for the periods indicated:

                                                           For the Three Months           For the Nine Months
                                                              Ended June 30,                Ended June 30,
                                                           1997           1996             1997         1996
                                                           ----           ----             ----         ----
Revenues                                                  100.0%          100.0%          100.0%        100.0%
Cost of revenues                                           75.0            74.7            74.3          73.7
                                                           ----            ----            ----          ----
Gross profit                                               25.0            25.3            25.7          26.3

Depreciation and amortization expense                       3.0             3.1             3.3           3.3
Selling, general and administrative expense                14.9            16.1            16.0          16.9
                                                           ----            ----            ----          ----
Operating profit                                            7.1             6.1             6.4           6.1

Interest and other income                                    .3              .6              .2            .3
Interest expense                                            1.4             1.0             1.2           1.1
Income tax expense                                          2.3             2.4             2.1           2.1
                                                            ---             ---             ---           ---
Net income                                                  3.7%            3.3%            3.3%          3.2%
                                                            ===             ===             ===           ===

The Company acquired Graver on March 28, 1996. The results of operations of Graver are included in the condensed consolidated financial statements for the first nine months of fiscal 1997 and are included in only the third quarter of fiscal 1996. The Company acquired Trusco on May 1, 1997. The results of operations of Trusco are included in the condensed consolidated financial statements for the two months ended June 30, 1997 and are not included in the first nine months of fiscal 1996.

The Company's revenues increased by $6,464,000 or 20% in the third quarter of fiscal 1997 and $19,757,000 or 24% in the first nine months of fiscal 1997 as compared to the same periods a year ago. Approximately 67% of the increase in the third quarter was a result of the inclusion of Trusco in 1997, coupled with a change in the revenue mix of the Company's business. Approximately 73% of the increase in the nine-month period was a result of the inclusion of Graver and Trusco in fiscal 1997.

The total amounts of contracts in backlog, as of June 30, 1997 and 1996, were approximately $54,235,000 and $49,556,000, respectively, including both the uncompleted portion of contracts in progress and contracts awarded but not yet started. The increase in backlog of $4,679,000 was primarily due to the addition of Trusco. The majority of the backlog at June 30, 1997 is expected to be completed within a year.

Gross profit margin on revenues decreased from 26.3% in the first nine months of fiscal 1996 to 25.7% in the first nine months of fiscal 1997 and decreased from 25.3% in the third quarter of fiscal 1996 to 25.0% in the third quarter of fiscal 1997. This was primarily a net result of a change in the revenue mix of the business, coupled with the addition of Trusco and Graver in fiscal 1997.

Selling, general and administrative expenses increased $2,425,000 or 17% from the first nine months of fiscal 1996 to fiscal 1997 and increased $559,000 or 10% from the third quarter of fiscal 1996 to the third quarter of fiscal 1997. Substantially all of the increase for the third quarter was a result of the inclusion of Trusco's costs in fiscal 1997. Approximately 50% of the increase for the nine-month period was a result of the inclusion of Graver's and Trusco's costs in fiscal 1997. The remainder of the increase was primarily a result of increased costs associated with the Company's investment in a corporate-wide management information system. However, due to the increase in revenues, selling, general and administrative expenses, as a percentage of revenues, decreased from 16.9% in the first nine months of fiscal 1996 to 16.0% in the first nine months of fiscal 1997 and from 16.1% in the third quarter of fiscal 1996 to 14.9% in the third quarter of fiscal 1996.

The Company had operating profit of $2,787,000 for the third quarter of fiscal 1997 compared to $2,005,000 for the third quarter of fiscal 1996 and $6,499,000 for the first nine months of fiscal 1997 compared to $5,050,000 for the same period of 1996. The increase resulted primarily from the operating profit generated by Graver and Trusco and the increase in revenues from repair and maintenance services.

Interest expense increased by $212,000 or 62% from the third quarter of fiscal 1996 to the third quarter of fiscal 1997 and $309,000 or 35% from the first nine months of fiscal 1996 to the first nine months of fiscal 1997. This increase was due to increased debt levels resulting from borrowings to fund the Graver and Trusco acquisitions.

Current income tax expense consists of federal, state and foreign income taxes. Deferred income taxes consist principally of federal income taxes. The Company's effective income tax rate was 39.6% and 40.4% of income before income taxes in the first nine months of 1997 and 1996, respectively and was 38.3% and 42.1% for the three months ended June 30, 1997 and 1996, respectively. The rate varied from the statutory rate primarily due to state taxes and certain nondeductible goodwill amortization.

The Company had net income of $1,443,000 for the third quarter of fiscal 1997 compared to $1,082,000 for the third quarter of fiscal 1996 and $3,357,000 for the first nine months of fiscal 1997 compared to $2,644,000 for the same period of fiscal 1996. The majority of the increase resulted from the inclusion of Graver and Trusco for a longer period of time in 1997 than 1996 as discussed above and higher volumes of repair and maintenance revenues.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the methods currently used to compute earnings per share ("EPS") and to restate all prior periods. SFAS No. 128 replaces the current presentation of "primary" EPS with "basic" EPS, with the principle difference being that common stock equivalents are not considered in computing "basic" EPS. The statement also requires the replacement of current "fully diluted" EPS with "diluted" EPS. "Diluted" EPS will be computed similarly to "fully diluted" EPS. The adoption of this statement will not have any material impact on the Company's EPS computation.

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company is currently assessing the impact that adoption of this statement will have on its financial position and results of operation.


In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprises general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The Company is currently assessing the impact that adoption of this statement will have on its financial position and results of operation.

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

All obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company and the pledge by the Company of the Common Stock of each of its direct subsidiaries. The obligations of the Company are guaranteed by each direct and indirect subsidiary. The Credit Facility contains certain covenants which provide for, among other things, maintenance of various financial ratios. At June 30, 1997, the Company was in compliance with all such covenants in effect at that time.

Cash provided by operating activities was $9,068,000 for the first nine months of fiscal 1997, as compared to $3,504,000 for the first nine months of fiscal 1996. Net cash provided by operating activities resulted from net cash inflows from net income plus non-cash items aggregating $7,919,000 and $6,766,000 in the first nine months of fiscal 1997 and fiscal 1996, respectively, and net cash flows due to changes in working capital items.

Cash used in investing activities of $15,550,000 for the first nine months of fiscal 1997 was primarily used for the acquisition of Trusco. In addition, cash used in investing activities for the third quarter of fiscal 1997 included capital expenditures and payments of contingent purchase consideration in connection with the acquisitions of BMT and Graver. Net cash used in investing activities of $7,678,000 for the first nine months of fiscal 1996 was primarily used for capital expenditures and the acquisition of Graver. Capital expenditures during the first nine months of fiscal 1997 totaled $2,419,000 compared to the prior period's expenditures of $5,044,000. The Company has currently budgeted an additional $1,000,000 for capital expenditures during the fourth quarter of fiscal 1997 including $400,000 principally for machinery and equipment, $200,000 for tanks held for lease, $200,000 for computer hardware and software and $200,000 for facility improvements. The Company expects to be able to finance these expenditures with available working capital and credit facilities.

On March 1, 1994, the Company acquired all of the capital stock of BMT. The consideration paid by the Company to Mr. Jacobs was comprised of the following:
(i) $11,515,000 in cash; (ii) 1,600,000 shares of Common Stock; (iii) a $500,000 unsecured subordinated promissory note; and (iv) contingent annual cash payments for a period of five years beginning as of October 1, 1993, in an amount equal to 50% of the BMT Calculated Profit Amount (as defined in the Stock Purchase Agreement) ("Earn-Out") for each of the fiscal years ended September 30, 1994 through 1998, inclusive; provided, however that in no event shall the aggregate contingent payments exceed $9,000,000. For fiscal years 1995 and 1996, this contingent purchase consideration amounted to $424,000 and $1,355,000, respectively. On February 28, 1997 the parties amended the Stock Purchase Agreement to provide for a complete settlement of all remaining contingent purchase consideration for a cash payment of $2,600,000. The Company paid $600,0000 upon signing the amendment and recorded an additional $2,000,000 of Earn-Out payable which is due and payable by September 30, 1997.

On July 23, 1997, the Board of Directors approved and the Company executed a Plan and Agreement of Merger ("Merger Agreement") with ITEQ. Pursuant to the Merger Agreement, the Company will be merged into ITEQ, with ITEQ being the surviving corporation. The terms of the proposed transaction call for the Company's shareholders to receive 0.93 shares of ITEQ common stock for each share of the Company's Common Stock. The Merger Agreement is subject to shareholder and regulatory approval. The transaction will be accounted for as a pooling-of-interests and is expected to close in late September or early October 1997.

The Company is currently focusing on a reengineering effort designed to examine and improve its core business processes with a goal to better serve customers and to enhance the future performance of the Company. Costs incurred associated with the reengineering effort through June 30, 1997 have not been significant. The Company believes this reengineering effort will be enabled by the Company's new management information system.

Net cash provided by financing activities of $6,807,000 in the first nine months of fiscal 1997 was primarily a result of borrowings for the acquisition of Trusco offset by the payment of Trusco's existing bank obligations totaling $4,500,000 and regularly scheduled payments on long-term debt. Cash provided by financing activities of $4,174,000 in the first nine months of fiscal 1996 was primarily a result of borrowing for the acquisition of Graver and net borrowings under the Company's revolving line of credit and 1995 capital expenditure advancing term loan offset by the payment of Graver's existing bank obligations totaling $2,420,000 and regularly scheduled payments on long-term debt. During November 1995, the Company completed a program to repurchase small shareholders' common stock at no cost to the shareholder. Through this program the Company repurchased and retired 90,109 shares of stock at an aggregate purchase price of $293,000.

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

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, relating to the operations and results of operations of the Company including, but not limited to, seasonality and level of customer demand, competitive pressures and the ability to integrate acquisitions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, estimated, expected or intended.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 19, 1996, the Company's HMT Inc. subsidiary ("HMT") was served with a complaint filed in Superior Court of California, County of Contra Costa. This matter arises out of a tank fire which occurred in June of 1995, at a refinery in northern California, where Company employees were replacing seals on an aboveground storage tank. This complaint, filed by Valerie Vega-Wright, seeks to certify a class of persons affected by the fire under theories of negligence, nuisance, battery, trespass and strict liability. The complaint seeks damages for, among other things, personal injuries and loss of property value, and is requesting unspecified compensatory and punitive damages. The Company has removed this litigation to the U.S. District Court for the Northern District of California. On October 22, 1996, HMT was served with a complaint in Allison v. Unocal et al, which was simultaneously filed in the Contra Costa Superior Court. The complaint seeks damages for alleged personal injuries, property damage and punitive damages. Two hundred sixteen plaintiffs contend that they were injured as a result of the tank fire and seek damages against HMT as well as the owner of the refinery. The Company is currently attempting to request that the federal court remand all actions back to the state court based on this second
Complaint. The Company's insurance carriers (both primary and excess) have been notified and both the Company and its insurance carriers are assessing the claims and related policy coverages. This matter is in its initial stages and investigative activities are continuing. While the ultimate outcome cannot now be determined because of the uncertainties that exist, the Company believes that its insurance coverages are adequate to address its potential liability, if any. Any unfavorable result not covered by insurance could result in a material charge which has not been reflected in the accompanying financial statements. The Company intends to defend vigorously this action.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    10 Plan and Agreement of Merger of ITEQ, Inc. and Astrotech International
       Corporation dated as of June 30, 1997.

    27 Financial Data Schedule

(b) Reports on Form 8-K. Form 8-K filed on May 14, 1997 related to the acquisition of all of the capital stock of Trusco Tank Inc., as amended by the Company's Form 8-K/A filed on July 11, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officers thereunto duly authorized.


                                        ASTROTECH INTERNATIONAL CORPORATION


August 14, 1997                         By: /s/Raymond T. Royko
                                            ----------------------------
                                                  Raymond T. Royko
                                            Vice President and Secretary


                                        By: /s/Helen Vardy Gricks
                                            ----------------------------
                                                 Helen Vardy Gricks
                                                   Treasurer and
                                            Principal Accounting Officer

                                 Exhibit Index

10 Plan and Agreement of Merger of ITEQ, Inc. and Astrotech International Corporation dated as of June 30, 1997

27    Financial Data Schedule